Form 10-K
period 2015-03-31
Aina Le'a Inc.
filed 2015-07-13
CIK 1554923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
Commission file number 001-554923
_____

AINA LE’A, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4447703
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

69-201 Waikoloa Beach Drive, #2617 Waikoloa, Hawaii	96738 (Zip Code)
(Address of Principal Executive Offices)

(808) 886-1702
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐       No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐      No  ☐

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of September 30, 2014, the last business day of the most recently completed second fiscal quarter, was $50,244,576 based on fair market value as determined by the registrant’s board of directors.

As of July 9, 2015, there were outstanding 9,099,544 shares of the registrant’s common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AINA LE’A, INC.

ANNUAL REPORT ON FORM 10-K

-i-

PART I

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the markets for our services. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A.  Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Aina Le’a,” “our Company,” “we,” “us,” “our,” and similar names refer to Aina Le’a, Inc.

ITEM 1.	BUSINESS.

Overview

Aina Le’a Inc. is in the business of acquiring and developing land for residential and commercial development.  Our initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. We intend to construct 384 townhomes (“Lulana Gardens”), 48 villas (“Whale’s Point”), and develop 70 single-family residential lots (“Ho’olei Village”) for sale in Phase 1.  As of the date of this annual report, we have developed substantial infrastructure and commenced construction of 64 townhomes.  The completion of the townhomes, lots, required project infrastructure and onsite amenities are dependent on our success in obtaining additional debt or equity financing.  Marketing of the Lulana Gardens townhomes and the Ho’olei Village lots can begin once we file for and obtain the required approval of our homeowner’s association, update our real estate public filings with the Department of Commerce and Consumer Affairs in Hawaii, and have met certain requirements of our development obligations with the County of Hawaii.

Aina Le’a, Inc. was incorporated in the State of Delaware in February 2012.  Prior to February 2012, the Company operated as a Nevada limited liability company, Aina Le’a LLC (the “LLC”).  The LLC was formed in April 2009 with DW Aina Le’a Development, LLC (“DW”) as its managing member and sole owner.  In February 2012, the LLC was converted into the Company pursuant to a plan of conversion.  In connection with the conversion, the Company issued 5,500,000 shares of common stock, $0.001 par value to DW, which DW disbursed to its members in payment for their initial investments in DW.  The Company recorded the assets and liabilities of the LLC at their historical cost. Since 2012, the Company has issued additional shares of its common stock in exchange for cash and the investors’ beneficial interests in Trust No. 1 (as defined later) and has 9,099,544 shares issued and outstanding as of July 9, 2015.

Our principal executive offices are located at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738, and our telephone number is (808) 886-1702.  Our website is www.ainalea.com.

Our Initial Project -- The Villages of Aina Le’a

For our first project, we acquired Phase 1 of the Villages, consisting of 27 blocks for 384 town homes, 48 luxury villas and 70 single family lots aggregating 61 acres in Waikoloa, South Kohala, on the Big Island of Hawaii in the State of Hawaii, where we are building a residential multifamily townhome condominium project (with each lot being developed as a separate single-lot project or a phase of a multi-lot project), pursuant to Hawaii Revised Statutes Chapter 514B, as amended (“Condo Town Home Project”).  We anticipate that the townhome units in the Condo Town Home Project will be offered for sale to moderate income families to satisfy State and County of Hawaii affordable housing requirements imposed on the project and the surrounding planned community described below.  The remaining portion of Phase 1 is an additional 70 lots that will be developed separately.  The 70-lot portion of the land is comprised of approximately 23 acres located on the east side of Phase 1, and the 27-block portion of Phase 1 is comprised of approximately 38 acres.  The parcel is located within the Villages project, a 1,099 acre master-planned community we refer to as the Villages of Aina Le’a.

Other than Phase 1, the remaining property comprising the Villages is currently owned by Bridge Aina Le’a, LLC.  DW, our major shareholder, entered into an Amended and Restated Purchase and Sale Agreement (the “PSA”) with Bridge Aina Le’a, LLC, a Hawaii limited liability company (“Bridge”), and Relco Corp., a Nevada corporation owned by the Company’s chief executive officer, Robert J. Wessels, (“Relco”), dated February 9, 2009, and in January 2012 DW assigned its rights to acquire the remaining property pursuant to the PSA to us in exchange for our assumption of the installment obligations under the PSA and a $17 million profit participation.  Since January 2010, the Company’s performance under the PSA was suspended due to litigation between DW (the predecessor entity to the Company as “Master Developer”) and State of Hawaii Land Use Commission (“LUC”), whereby LUC issued an Order to Show Cause to prove the land was being developed in accordance with the representation and not held as land speculator.  On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

Since the favorable ruling, the Company has continued to negotiate with Bridge to complete the transaction contemplated under the PSA.  Specifically, the Company, at this time, is focused on the installment purchase of the 1,011 acres of residential property (which, together with 27 acres of commercial property, adds up to a total of 1,038 surrounding acres).  On April 24, 2015, DW filed litigation requesting specific performance to compel Bridge to complete the transaction with the Company.  The Company has continued to negotiate in an effort to settle the litigation and complete the transaction.  See “Item 3. Legal Proceedings.”

From 2009 through March 31, 2015, we have raised approximately $44 million (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to approximately 1,139 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia.  The proceeds have been used to acquire and fund the development of Phase 1.

The ULF sales were marketed through an exclusive marketing arrangement with Capital Asia Group (“CAG”), which, pursuant to a registered Public Offering Statement in Hawaii, allowed us to begin transferring 4,320 Lulana Gardens ULFs and 2,800 Ho’olei Village ULFs in Phase 1 to our investors.  Investors are required to transfer their deeds into a designated land trust (the “Trust”), in exchange for a beneficial interest in the Trust, and sign a development agreement allowing the Company to develop the project. Upon completion and sale of the improvement on Phase I, the beneficial interest holders will receive a fixed sum plus accreted interest, if any, from the Company, and the related Trust will convey the deeds covering the improvements which are the subject of the Company’s sales. The current townhome ULFs have been transferred to land Trust No. 1 for Lulana Gardens. The Company is in the process of replacing HRD Services with Emerald Hawaii as trustee for both Trust No. 1 and Aina Le’a Trust No. 2 for the beneficial interest holders of the Ho’olei warranty deeds.

We have completed the engineering for the infrastructure needed to complete the townhomes and have completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots on Phase 1.  There can be no assurance that the Company will be able to sell the completed improvements or that we will realize the estimated value.

As an added potential benefit of our East Asian-focused ULF program, we believe that our East Asian ULF Trust interest holders are also ideally suited to introduce the Villages to prospective homebuyers, commercial real estate buyers and retail operators throughout East Asia.  We believe that CAG’s extensive network of investors will enable our company to access buyers in China, Japan, Korea and other Asian markets, as well as to benefit from our ULF Trust interest holders input into residential product planning that appeals to potential buyers.

Our Business Strategy

Our business strategy is focused on:

●           Land acquisition;

●           Planning & infrastructure development; and

●           Managing the construction of improvements and sale of the real property.

We intend to execute our business through the following steps:

●           Acquire an option or purchase contract of desirable development property.

●           Research and plan the real estate projects to serve the local market.

●           Develop a business plan and file for sub-division of the property into buildable parcels.

●           Fund the engineering and infrastructure development of the land parcels.

●           Select and employ an infrastructure engineering company and an infrastructure contractor.

●           Select and oversee relationship with builders for the construction of the improvements on the property.

●           Assist in the sale of builder’s homes or commercial buildings.

The core of our business plan is to secure land strategically, based on our understanding of population growth patterns and infrastructure development and surrounding housing values.  We believe that our management team has the expertise to acquire large tracts of land and to get them entitled in a relatively short time frame.  We believe this creates an opportunity for the Company to secure high quality tracts that may have been overlooked.  We expect to finance our acquisition and development activities with capital from both our ULF’s as well as traditional sources.

Additionally, we have developed a set of guidelines that address environmental responsiveness, resource efficiency, and cultural sensitivity.  Some of our guidelines are:

●            planning of home site orientation;

●           preserving natural open space;

●           respecting Conservation Easements;

●           connecting our communities with walking and biking paths that provide easy access for meeting neighbors;

●           reserving land to provide public space for neighborhood public gardens;

●           establishing common areas irrigated with “gray water” along with rainwater collection and drip irrigation systems that will help minimize water usage

●           ensuring that storm water runoff is filtered and/or treated by the use of wet ponds and vegetative filter strips prior to its release;

●           respecting the local history of the land and cultural diversity;

●           creating mixed-used communities that encourage foot traffic with less vehicular traffic; and

●           seeking opportunities to enhance our relationships with builders, partners, governmental agencies, and partnerships with environmental and community-based organizations.

Land Acquisition and Development

Land Acquisition Strategy

Our strategy is to find entitled land on which residential communities can be developed for acquisition and to obtain capital from investors, including buyers of ULF’s, for the development of the communities and the construction of homes and other improvements thereon.  We intend to purchase land at attractive pre-development prices and to develop the land into building lots that are joint-ventured with select builders on a specific profit return from the sale of the homes.  We intend to also sell developed lots directly to national and regional homebuilders.

We research and negotiate for entitled land to enable us to define the limits under which our capital and the investor capital will be employed.  The estimated time frame for the return of capital is dependent on the planning design time prior to the builder constructing the home for sale.

We expect that a substantial portion of our future revenues will be generated through the development of residential, sales of developed lots primarily to national and regional homebuilders, and sales of attached and detached homes from the Villages project.

We plan to support the purchase of land and development of our communities with specific analysis of our target markets.  Our analysis will go beyond benchmarking the current competition in the marketplace.  We strive to attract a diverse group of buyers by designing multi-product neighborhoods within each community that will be desirable for homebuyers at differing income levels and with different needs.

Current and Future Properties

The Villages of Aina Le’a

We are developing Phase 1 of the Villages consisting of approximately 61 acres of land in the overall 1,099-acre development.  We have continued to negotiate with Bridge in an effort to settle the specific performance litigation to enforce the PSA and complete the transaction to acquire the balance of the 1,011 residentially-zoned acres of the Villages project.   There is no assurance that we will be able to settle such litigation or acquire the remaining acres.

We commenced the development of Phase 1 in 2009.  As noted above, we are managing the development of Lulana Gardens, Whale’s Point, and Ho’olei Village.  Our offshore ULF investors have entered into Joint Development Agreement/Leases and building agreements with TrueStyle Pacific Builders, LLC and us to build and sell the three- and four-bedroom units.  The beneficial interest holders are expected to receive an aggregate $120,000 from each townhome sale at the time of closing of the sale of the townhome to a buyer, regardless of the selling price, which amount is used to pay each ULF investor his/her Contracted ULF Fixed Payment (plus penalty interest, if any).

We have completed the engineering for the infrastructure needed to complete the townhomes and have completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots.

Lulana Gardens — Lulana Gardens is a residential community designed for families.  The 384 townhomes will have the latest energy-saving appliances, low maintenance exteriors and roofs, private lanai gardens, and covered car ports, and each townhome fronts on an open space park area.  The townhomes are three-bedroom, two-and-a-half bath homes of 1,200 square feet with 488 square feet of carport and storage and four-bedroom, two-and-a-half bath homes of 1,520 square feet with 488 square feet of carport and storage.  The homes are expected to sell at the County of Hawaii pricing for locals at current market prices.

Whale’s Point — Whale’s Point is planned as an upscale vacation rental project with 48 luxury villas having ocean views and amenities. The three- and four-bedroom units will be nicely furnished and will be available for rental to both tourists and local families. The Company intends to manage the rental operations for buyers of the units and for units owned by the Company.

Ho’olei Village — Ho’olei (Crown of Flowers) Village is a luxury home building area consisting of 70 single family residential building lots, which will be sold to builders.  The lots overlook the Pacific Ocean with views of the ocean and the immediate shore line.  A considerable amount of the infrastructure for Ho’olei Village is developed with the infrastructure for Lulana Gardens.

Hawaiian Housing Demand

According to the U.S. census, the population of Hawaii grew at an average annual percentage rate of 1.23% per year from 2000 through 2010.  According to Table 2 of the Hawaii Housing Planning Study prepared for the State of Hawaii by SMS Research & Marketing Services, Inc., dated November 2011 (the “SMS Study”), the County of Hawaii in which our project is located grew at an average of 2.4% per year for the same period.  The growth in Hawaii suggests that 60,000 to 75,000 homes will change hands in the period 2012 to 2016, of which 50,000 will need to be supplied by new homes.

Crowding and doubling up of families continues to push demand as 30% of Hawaii’s households were either crowding or doubling up according to Table 6 of the SMS Study.  Also, the SMS Study indicates that 38,116 Hawaiian households plan to move to another home. 17,412 of those potential buyers are located on the Island of Hawaii. 68% of the buyers in Hawaii prefer single family homes over condos or rental units.  The median sales price for Hawaiian single family homes in 2011 was $513,300 and the median sales price for condominiums in 2011 was $315,800.

Western United States

We are pursuing a strategic expansion philosophy based on potential growth opportunities within what we believe are the growth areas in the Western United States.  We plan to grow by investing available capital in our existing Villages project and into operations and strategic acquisitions in new markets.  After reviewing the market activity in the top ten sub-markets, we believe that within the next two to five years we can expand into two to five markets that have shown the following trends:

●           a rebound and growth in the employment rate over the past three to five years;

●           an unemployment rate below the national average;

●           positive population growth rates greater than the national average;

●           an increase in average home prices;

●           the presence of internationally recognized builders that have been active for a considerable amount of time;

●           being rated in the top 10 cities/markets moving in the direction of being environmentally sensitive either in their governmental attitudes or in their planning and entitlement processes for each city.

We believe that preliminary markets outside Hawaii that exemplify the criteria above are:  California, Nevada, Arizona, Utah and Oregon.  These markets will allow geographic diversification in our sources of revenues and earnings.  We believe this diversification strategy will mitigate the effects of regional economic cycles and position us for greater future growth.  Through strategic acquisitions in markets with the qualifications above we hope to gain established land positions and inventories; existing relationships with local governments, land owners, and developers; and a positive impact on our sources of revenues.  There can be no assurance that we will be able to acquire additional properties in these markets or that if we do, that the projects will be successful.

Homebuilding

As done in Phase I of the Villages, the Company will contract with local homebuilders to construct and market attached and detached homes in the residential communities.  Homebuilders will be carefully selected to meet the specific needs of each project within each community.  Each joint venture will be the subject of a written Joint Development Agreement (“JDA”), which will require the Company to provide the developed lots to the builder.

Each builder under a JDA will function as a general contractor, subcontracting the construction activities for our projects.  We manage these activities with on-site supervisory personnel and informational and management control systems.  To complete the construction of townhomes on Phase 1, we have selected a homebuilder (True Style) that builds affordable, sustainable homes and that deliver significant energy and cost savings in home maintenance and operation. We will engage independent architectural, design, engineering and other consulting firms to assist in project planning.  We do not intend to have long-term contractual commitments with the subcontractors, consultants or suppliers of materials, who will be selected on a competitive bid basis.  Under the JDA, each builder engages subcontractors for site improvement and for virtually all of the work involved in the construction of homes.  We expect the builders to construct a home in approximately six to twelve months, depending upon design, the availability of raw materials and supplies, governmental approvals, local labor situation, time of year and other factors.

Sales and Marketing

Currently, we market our Phase 1 project in Asia through an exclusive marketing and sales agreement we have with CAG.  CAG is located in Singapore and receives compensation from the financing proceeds received from investors solely to individuals located in Asia. We intend to develop an extensive network of additional marketing and sales agents, which we anticipate will lead to additional ULF programs.

We intend to market our townhomes and single-family lots through real estate brokers and agents coordinated by company marketing personnel. Shanghai Zhongyou Real Estate Group will assist with marketing the Company’s real estate to Chinese investors. Our marketing efforts will target both international and local buyers and builders.

Competition

We believe there are limited barriers to entry in our business. Current and future competitors may have more resources than we have.  Our projects face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital.  In transaction services, we face competition with other real estate firms in the acquisition and disposition of properties, and we also compete with other sponsors of real estate for investors to provide the capital to allow us to make these investments. We also compete against other real estate companies who may be chosen by a broker-dealer as an investment platform instead of us. In management services, we compete with other properties for viable investors for properties. We also believe that our broker dealers compete, or will compete, with institutions that provide or arrange for other types of financing through private or public offerings of equity or debt and from traditional bank financings.

Real estate development is a highly competitive business.  We compete with numerous developers, builders and others for the acquisition of property.  Currently, we are unaware of any companies that engage in the land syndication business in Hawaii at this time. However, there can be no assurance that companies will not begin engaging in this business in Hawaii, and as we attempt to expand our operations we will certainly be competing with other business ranging from large multinational corporations to small startup business such as ourselves.  See “Item 1A.  Risk Factors—Increasing competition for the acquisition of real estate may impede our ability to make future acquisitions which would reduce the sales profit and fees we generate from these programs and could adversely affect our operating results and financial condition.”

Many of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do.  To successfully compete in our industry we will need to ensure:

●           that investments in our projects are affordable;

●           that we only invest in properties in well-priced locations;

●           that our investment strategy is simple to understand; and

●           that we provide outstanding customer service and rigid integrity in our business dealings.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in sourcing properties with good development potential and affordable price.

We are committed to work and communicate with our investors and sales consultants to identify their goals and needs, which will make it easier to continually provide them with the best products and services.

Intellectual Property

We have a trademark for our mark, “Aina Le’a.”  We do not have any other intellectual property.

Government Regulations

Securities Laws

Under the current law in Hawaii, syndicating land to various investors requires government approval.

Real Property Development

Land development permits and approvals are required to develop real property. These permits and approvals will vary depending on the land that is being developed.

The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities.  In developing a community, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes.  Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers.  Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.  See “Risk Factors—Land development permits and approvals are required to develop real property. These permits and approvals will vary depending on the land that is being developed.”

Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals.  Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Our ability to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We also may be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future.  Such delays could adversely affect our ability to complete our projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.

For our current project, preparation of a supplemental environmental impact statement is in progress and a Phase I Environmental Site Assessment will be completed.  All other necessary authorizations and approvals have been received.

Transaction and Management Services

We and our brokers, salespersons and, in some instances, property managers are regulated by the states in which we do business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. Our activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development.

Environmental Compliance

We generally undertake a third-party phase 1 investigation of potential environmental risks when evaluating an acquisition.  A “phase 1 investigation” is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release. A phase 1 investigation does not typically include any sampling.  We may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation. We have completed an Environmental Impact Statement for the Villages project in Hawaii, which analyzes the effects on the surrounding community and land.  The report and plan has been accepted by the County of Hawaii and published by the State of Hawaii for references in State Agencies and libraries.

Federal, state and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities with respect to some properties. If transactions in which we are involved are delayed or abandoned as a result of these restrictions, our business could be adversely affected. In addition, a failure by us to disclose environmental concerns to potential investors or third party buyers of the developed property may subject our company to liability.  See “Item 1A.  Risk Factors—Environmental regulations may adversely impact our business or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.”  From inception through March 31, 2015, our cost of compliance with federal, state, and local environmental laws and regulations was approximately $230,000.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediating hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, we could be held liable as an operator for any such contamination, even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay.  Similarly, we are generally obliged, under the debt financing arrangements on the properties owned by us, to provide an indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not always be available, or sufficient to cover our losses.

Employees

As of March 31, 2015, the Company had no employees.  The management team works through consulting contracts with the Company.  The Company also engages a number of temporary consultants to help staff the business.

Facilities

We currently lease approximately 870 square feet of space for our corporate headquarters at 201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738 under a sublease agreement on a month to month basis.  Our monthly rent under the sublease is approximately $2,305.  We believe our facilities are adequate for our current needs and for the foreseeable future.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may have a material adverse effect on our business, financial condition, and results of operations.

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this annual report or future quarterly reports to stockholders, press releases, or oral statements, whether in presentations, responses to questions, or otherwise.

Risks Related to Our Business

We depend on external financings for our growth and ongoing debt service requirements.

We depend primarily on external financings, principally debt financings and, in more limited circumstances, equity financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. There are no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all.

The offerings conducted to raise capital for our acquisition of Phase 1 and anticipated future projects are done in reliance on exemptions from the registration requirements of the Securities Act. A failure to satisfy the requirements for the appropriate exemption could void the offering or, if it is already completed, provide the investors with rescission rights, either of which would have a material adverse effect on our reputation and as a result our business and results of operations.

Although we are separately in the process of conducting our initial public offering, from time to time we have raised capital through private offerings and we may in the future raise additional capital from investors in reliance upon exemptions from registration under the Securities Act and qualification by permit under applicable state securities laws.  If we or our selling agents fail to comply with the requirements of the relevant exemption or offering requirements and an offering were in process, we may have to terminate the offering. If an offering was completed, the investors may have the right, if they so desired, to rescind their purchase of the securities. A rescission offer could also be required under applicable state securities laws and regulations in states where any securities were offered without registration or qualification pursuant to a private offering or other exemption. If a number of holders sought rescission at one time, the applicable project would be required to make significant payments which could adversely affect its business and as a result, the fees generated by us from such project.  If we were forced to terminate an offering before it was completed or to make a rescission offer, our reputation would also likely be significantly harmed. Any reduction in fees as a result of a rescission offer or a loss of reputation could have a material adverse effect on our business and results of operations.

We have identified material weaknesses in our disclosure controls and procedures, and our management has concluded that our disclosure controls and procedures may not be effective. We cannot assure you that potential material weaknesses or significant deficiencies will not occur in the future.  If our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff and thus lack the quantity of resources to fully implement a comprehensive level of review controls to properly evaluate the completeness and accuracy of our financial reporting.  This lack of adequate accounting resources has resulted in the identification of certain weaknesses in our disclosure controls and procedures.  Our management has concluded that our disclosure controls and procedures may not be effective such that the information relating to our company required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of such weaknesses in our disclosure controls and procedures.

Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To remediate material weaknesses in our disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.  If material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement, which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

The Company may be required to sell the properties partially developed in Phase I, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company requires additional funds to fully develop its properties and has had difficulty securing the approximately $10 million in capital needed to complete and connect the infrastructure required to begin town home sales in Phase I.  Following the Supreme Court of Hawaii’s decision upholding the current zoning for the Villages project, the Company has started negotiating with lenders for the necessary project financing but has not yet closed on such financing.  If the Company is unable to secure sufficient funding to fully develop the properties, the Company may be required to sell the properties partially developed which could decrease the margins and financial returns to the Company. The lower returns could affect the future value of the common stock.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were formed as a Nevada limited liability company on April 1, 2009, and converted to a Delaware corporation on February 6, 2012.  As such, we have a limited operating history.  Additionally, our management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Accordingly, our business is subject to substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry.

We have encountered and will continue to encounter risks and difficulties associated with the real estate development business, including the risks described in this annual report. If we do not address these risks successfully, our business and operating results will be adversely affected, and our stock price could decline. Further, we have limited historic financial data, and we operate in an unpredictable market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. There can be no assurance that we will be able to successfully acquire, develop and/or market land, continue our homebuilding activities, generate revenues, or ever operate on a profitable basis. Any investment in our company should be considered a high-risk investment because the investor will be placing funds at risk in a company with unknown costs, expenses, competition, and other problems to which new ventures are often subject.

Our future revenue depends on the price of the properties acquired and sold.

We will derive revenues from the initial sale of improvements from the development of Phase 1.  Failure of our development to provide competitive investment returns could significantly impair our ability to finance and market future projects.  Our inability to spread risk among a large number of projects could cause us to be over-reliant on our sole development.  We may be unable to grow our projects, which would cause us to fail to satisfy our business strategy.

A significant element of our business strategy is the growth in the number of our projects.  The consummation of any future projects will be subject to raising adequate capital for the investment, identifying appropriate assets for acquisition and effectively and efficiently closing the transactions. We cannot assure you that we will be able to identify and invest in additional properties or will be able to raise adequate capital in the future.

The inability to access investors for our projects through broker-dealers or other intermediaries could have a material adverse effect on our business.

Our ability to source capital for our projects depends significantly on access to the client base of securities broker-dealers and other financial investment intermediaries that may offer competing investment products. We believe that our future success in developing our business and maintaining a competitive position will depend in large part on our ability to continue to maintain these relationships as well as finding additional securities broker-dealers to facilitate offerings for our projects or to find investors for our projects. We cannot be sure that we will continue to gain access to these channels. In addition, competition for capital is intense, and we may not be able to obtain the capital required to acquire the remainder of the Villages project or any future projects.  The inability to have this access could have a material adverse effect on our business and results of operations.

If we are unable to retain our Chairman and key employees, their replacements may not manage the Company as effectively.

We depend on the services of our Chairman and largest stockholder, Robert Wessels, as well as our other key executive officers.  We do not intend to purchase key person insurance for Mr. Wessels.  The loss of any or all of these executives, and our inability to find, or any delay in finding, a replacement with equivalent skill and experience, could adversely impact our ability to facilitate the structuring of transactions, acquisitions, property management and dispositions.

Lack of broad geographic diversity may expose our projects to regional economic downturns that could adversely impact their operations and as a result the proceeds we are able to generate from them, including proceeds on disposition of the properties as we may be limited in our or their ability to dispose of properties in a challenging real estate market.

Our strategy generally focuses on acquiring assets satisfying particular investment criteria, such as type or land development potential.  We cannot guarantee, however, that our projects will have or, will be able to maintain, a significant amount of geographic diversity. As of March 31, 2015 our only project property was located in Hawaii. Geographic concentration of properties exposes our projects to economic downturns in the areas where the properties are located. A regional recession or other major, localized economic disruption in a region, such as earthquakes and hurricanes, in any of these areas could adversely affect our projects’ ability to dispose of properties. Any reduction in project revenues would effectively reduce the proceeds we generate from them, which would adversely affect our results of operations and financial condition.

Most states in which we anticipate acquiring properties are expected to be located may require us to hold a license to obtain the properties. If we were to not comply with state regulations, we could be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of any real estate broker licenses we may hold.

If third-party developers or contractors providing construction services for our Phase 1 are negligent in their performance of, or default on, their obligations, we may become subject to unforeseen liabilities.  Additionally, some of our contractors are not bonded which would limit our ability to recover for non-performance. If this occurs, it could have an adverse effect on our financial condition and operating results.

We have entered into construction services contracts with third-parties to provide construction services for Phase 1, and we expect to enter into similar third-party agreements with respect to properties we may acquire in the future.  We do not supervise the personnel of these third parties on a day-to-day basis and we cannot assure you that they will construct improvements in a manner that is consistent with their obligations under their agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these third parties will not otherwise default on their obligations to us.  If any of the foregoing occurs, the relationships with our investors could be damaged and we could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If we are unable to sell the properties or we become subject to significant liabilities as a result of third-party performance issues, our operating results and financial condition could be substantially harmed.

To execute our business strategy, we or our new projects may be required to incur indebtedness to raise sufficient funds to purchase properties.

One of our business strategies is to develop new projects.  The development of a new project requires the identification and subsequent acquisition of properties when the opportunity arises. In some instances, in order to effectively and efficiently complete a project, we may provide deposits for the acquisition of property or actually purchase the property for resale.  If we do not have cash on hand available to pay these deposits or fund an acquisition, we may be required to incur additional indebtedness, which indebtedness may not be available on acceptable terms. If we incur substantial debt, we could lose our interests in any properties that have been provided as collateral for any secured borrowing, or we could lose our assets if the debt is recourse to us. In addition, our cash flow from operations may not be sufficient to repay these obligations upon their maturity, making it necessary for us to raise additional capital or dispose of some of our assets. We cannot assure you that we will be able to borrow additional debt on satisfactory terms, or at all.

If we fail to comply with laws and regulations applicable to real estate brokerage, we may incur significant financial penalties.

Due to the geographic scope of our anticipated projects, we may be subject to numerous federal, state and local laws and regulations.  For example, the brokerage of real estate sales may require us to maintain brokerage licenses in each state in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have licenses suspended. Furthermore, the laws and regulations applicable to our business also may change in ways that increase the costs of compliance.

Our failure to manage future growth effectively may have a material adverse effect on our financial condition and results of operations.

We may experience rapid growth in our operations, which may place a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions and manage the pressures on our management and our administrative, operational and financial infrastructure. We also cannot assure you that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Conflicts of interest inherent in transactions between our projects and us could create liability for us that could have a material adverse effect on our results of operations and financial condition.

These conflicts include but are not limited to the following:

●
we may experience conflicts of interests with certain of our directors, officers and affiliates from time to time with regard to many of our investments, transactions and agreements in which they hold a direct or indirect pecuniary interest;

●	we may face conflicts of interests as to how we allocate prospective builders and other service providers among competing projects;

●	agreements and arrangements, including those relating to compensation, among us and our third party service providers, are generally not the result of arm’s-length negotiations; and

●
our executive officers will devote only as much of their time to projects as they determine is reasonably required, which may be substantially less than their full time; during times of intense activity in other projects, these officers may devote less time and fewer resources to a project than are necessary or appropriate to manage the project’s business.

We cannot assure you that one or more of these conflicts will not result in claims by our investors, which could have a material adverse effect on our results of operations and financial condition.

We are a small company and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified directors.

We are a small company with a finance and accounting organization that we believe is of appropriate size to support our current operations; however, the rigorous demands of being a public reporting company may lead to a determination that our finance and accounting group is undersized.  As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

These rules and regulations also have made it more difficult and more expensive for us to maintain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to maintain such coverage.  If we are unable to maintain adequate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

If currency exchange rates fluctuate substantially in the future, our access to capital could be adversely affected.

Should we continue to expand our international financing with investors in foreign countries, we may become more exposed to the effects of fluctuations in currency exchange rates.  However, a strengthening of the U.S. dollar could increase the real cost of our investments to our customers outside of the United States, adversely affecting our business operations and financial results. We incur expenses for the compensation of our agent in non-U.S. locations and pay certain ULFs in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Risks Related to the Real Estate Market

Our business and financial condition could be adversely affected by real estate, economic and other conditions generally.

The real estate industry can be volatile and is affected by changes in national, global and local economic conditions. We may also be affected by events such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction.  We are subject to various risks, many of which are outside our control, including:

●	real estate market conditions both on the Island of Hawaii, where our initial project is located, and in areas where potential customers reside;

●	decreased consumer spending for housing;

●	changing demographic conditions;

●	competitive overbuilding;

●	adverse weather conditions and natural disasters, such as mudslides, landslides and fires;

●	delays in construction schedules and cost overruns;

●	changes in government regulations or requirements;

●	increases in real estate taxes and other local government fees; and

●	availability and cost of land, materials and labor.

A negative development caused by any of these factors could have a material adverse effect on our financial condition.

A decline in the general economy or the real estate market would harm our business.

Our business is negatively impacted by periods of economic slowdown or recession, rising interest rates and declining demand for real estate. These economic conditions could have a number of effects, which could have a material adverse impact on certain segments of our business, including a decline in:

●	acquisition and disposition activity, with a corresponding reduction in funding raised from our ULF investors or these services;

●	the supply of capital invested in commercial real estate or in commercial real estate investors; and

●	the value of real estate, which would cause us to realize lower proceeds from property sales.

The real estate market tends to be cyclical and related to the condition of the economy and to the perceptions of investors and users as to the economic outlook. A downturn in the economy or the real estate market could have a material adverse effect on our business, financial condition or results of operations.

An increase in interest rates may cause us to lose potential investors to alternative investments.

As interest rates rise, valuations of commercial real estate properties typically decline. A decrease in both the attractiveness of our projects and the value of assets held by these projects could cause a decline in our ability to attract investors, which would have an adverse effect on our results of operations.

Increasing competition for the acquisition of real estate may impede our ability to make future acquisitions, which would reduce the sales profit and fees we generate from future property sales and could adversely affect our operating results and financial condition.

The real estate industry is highly competitive on an international, national and regional level.  Our projects face competition from REITs, institutional pension plans, and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital to make these acquisitions. Competition may prevent us from acquiring desirable properties or increase the price they must pay for real estate. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties.  If we pay higher prices for properties, investors may experience a lower return on investment and be less inclined to invest in our next project, which may decrease our profitability. Increased competition for properties may also preclude us from acquiring properties that would generate the most attractive returns to investors or may reduce the number of properties we could acquire, which could have an adverse effect on our business.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our project properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly facilitate a sale of our Phase 1 improvements in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in the market, changes in the financial condition or prospects of prospective purchasers, changes in regional, national or international economic conditions, and changes in laws, regulations or fiscal policies.  Fees from the disposition of improvements would be materially affected if we were unable to facilitate a significant number of sales.

Land development permits and approvals are required to develop real property. These permits and approvals will vary depending on the land that is being developed.

The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities.  In developing a community, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes.  Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers.  Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals.  Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Our ability to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We also may be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future.  Such delays could adversely affect our ability to complete our projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.

Uninsured and underinsured losses may adversely affect operations.

We carry commercial general liability, fire and extended coverage insurance with respect to our Phase 1 project.  We obtain coverage that has policy specifications and insured limits that we believe are customarily carried for similar properties. We cannot assure you, however, that particular risks that are currently insurable will continue to be insurable on an economic basis or that current levels of coverage will continue to be available. In addition, we generally do not obtain insurance against certain risks, such as floods.

Should we sustain damage to our Phase 1 project or a potential occupant sustain an injury, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In the event of a substantial property loss or personal injury, the insurance coverage may not be sufficient to pay the full damages. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive, if any, might not be adequate to restore our economic position with respect to the property.  In the event of a significant loss, the remaining insurance under the applicable policy, if any, could be insufficient to adequately insure the remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than the current policy.  A loss or an increase in premium as a result of a loss could decrease the income from or value of our Phase 1 property.  Any decrease or loss in fees could have a material adverse effect on our financial condition or results of operations.

Environmental regulations may adversely impact our business or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use, and/or sale of real estate. These laws and regulations tend to discourage sales activities with respect to some properties, and by decreasing or delaying those transactions may adversely affect the results of operations and financial condition of our business.  In addition, a failure by us to disclose environmental concerns in connection with the disposition of project properties may subject us to liability to a buyer or lessee of property.

Additionally, we may be obliged under the debt financing arrangements on the properties owned by us, to provide an indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not be available.

The discovery of Hawaiian burial sites or other archeological findings during construction could cause significant delays or additional costs to complete the project.

Native Hawaiian culture and history are extremely important and well protected by the state government. Developers are required to report any findings of remains or other historical artifacts and remedial action is required before construction may resume.

Remedial action which may be needed, if any, could cause a significant delay in the construction of our project and result in variation or uncertainty in the timing and amount of revenues and profits which could have an effect on the variability of our results.

Our business is sensitive to interest rates and the ability of consumers to obtain mortgage financing which could reduce our revenues.

The ability of the ultimate buyers of our townhomes and condo to finance their purchases is generally dependent on their personal savings and availability of third party financing. As a result, demand for housing and consequently, the land that we sell, will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. Levels of income and savings, including retirement savings, available to home purchasers can be affected by further declines in the capital markets. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, and result in fewer home sales or lower sale prices.

Increased development costs beyond our control could adversely affect our profitability.

Changes in development plans and specifications, delays due to compliance with governmental requirements or imposition of fees not yet levied, or other delays resulting from adverse weather, strikes or energy shortages, shortages of material for construction, inflation, environmental, zoning, title or other legal matters, as well as other unknown contingencies could cause development costs to exceed the amounts produced by any project. In the event that costs exceed funds available, our ability to complete development of projects will depend upon our ability to supply additional funds. We cannot assure you that we will have adequate funds available for that purpose.

The extended time frame from the date of an investment in a project until its expected profitability makes our business risky.

Assuming we are able to acquire the remainder of the Villages project, it will be developed over time. Therefore, our medium- and long-term profitability will be dependent on our ability to develop and market the Villages community successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals, to construct project infrastructure, recreation centers, model homes and sales facilities. It generally takes several years for a community under development to achieve cumulative positive cash flow. We cannot assure you that we will be able to successfully develop and market the Villages community. An inability to develop and market the Villages community successfully and to generate positive cash flows from sales of the improvements constructed on the Villages project in a timely manner would have an adverse effect on our ability to service debt and to meet our working capital requirements.

We are vulnerable to concentration risks because our initial operations have been limited to the Island of Hawaii, in the State of Hawaii.

Our real estate activities have to date been conducted entirely in the Island of Hawaii, in the State of Hawaii.  This geographic concentration, combined with a limited number of projects that we plan to pursue, makes our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Hawaii economy will affect our sales and, consequently, the underlying values of our properties.  For example, the economy on the Island of Hawaii is heavily influenced by conditions in the service and tourism industries.  During periods of weakness or instability in the tourism, we may experience reduced sales, particularly with respect to “high-end” properties, which can significantly affect our financial condition and results of operations.  The Hawaii economy is dependent on the service industry (including tourism), government/military and businesses specializing in international trade.  To the extent there is a significant reduction in tourism or in staffing levels of military or other government employers in the Hawaii area, we would expect to see reduced sales of lower priced homes due to a likely reduction in lower paying tourism and government-related jobs.

Fluctuations in market conditions may affect our ability to sell our land at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land inventory.  There is a lag between the time we acquired control of the undeveloped land and the time that we can complete the improvements on Phase 1 of the townhomes constructed and to be constructed on Phase 1 for sale to third parties.  This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain government approvals and permits.  The risk of owning undeveloped land can be substantial as the market value of undeveloped land can fluctuate significantly as a result of changing economic and market conditions.  Inventory carrying costs can be significant and can result in losses in a poorly performing development or market.  Material write-downs of the estimated value of our land inventory (initially, Phase 1) could occur if market conditions deteriorate.  We could also be forced to sell land or lots for prices that generate lower profit than we anticipate, and may not be able to dispose of our investment in a timely manner when we find dispositions advantageous or necessary.

Fluctuating operating results may affect the market price of our stock. Because our real estate projects are long term in nature, our business cycle does not correspond to our fiscal year or other reporting periods. As a result, our fiscal year operating results are likely to vary from period to period, even if we were to have a successful project operating as planned, and could vary significantly over the life of any given project.

A community may generate strong operating results when first presented for sale, whether because of local pent-up demand or other reasons. However, during later periods over the life of the same community, periods of weaker results may occur. In addition to external factors, our revenues and earnings are affected by the volume and price of lots that we bring to market at any given point in time, which reflect, in part, our strategy of developing communities in phases. As a result, the timing and amount of revenues and profits are subject to considerable variation and uncertainty. The impact on our earnings and cash flow is not and, in the future, may not be, balanced by results of other operations, which could have a moderating effect on the variability of our results.

Our cash flow is dependent upon the success of the Villages at Aina Le’a project.

Currently, our only development project is Phase 1 of the Villages at Aina Le’a project.  As such, we are dependent upon the cash flow generated by this project as our principal source of funds in the future.

The failure of the county of Hawaii to establish a community facilities district for the Villages at Aina Le’a project could adversely affect our profitability.

The County of Hawaii has agreed to complete proceedings to establish a community facilities district that will issue land secured public bonds to finance public infrastructure improvements in the Villages project.  To avoid delay in the development of this project, we advanced the funds to finance the construction of the infrastructure generally paid from the proceeds of these bonds.  As such, we expect to be reimbursed our advances from these bonds when issued.  We currently anticipate that the community facilities district will be considered by the County of Hawaii in late 2015 and, if approved, will be formed and we anticipate bonds will be authorized in the next 18 months.  If the County of Hawaii approves a district on terms that are not acceptable to us, the profitability of the project will be adversely affected because we will not be reimbursed or reimbursement may be delayed for our financial advances to enable the infrastructure improvements to be constructed.

Laws and governmental regulations may delay completion of our projects and impose liability for hazardous materials present on our properties which could adversely affect our profitability. Our business is subject to extensive federal, state and local regulation. Governmental agencies have broad discretion in administering these regulations, including “no growth” or “slow growth” policies. This can prevent, delay or significantly increase the costs of our developments. Compliance with environmental regulations may significantly increase the costs of the Villages project.  Various governmental approvals and permits are required throughout the development process, and we cannot assure you that we will receive or will receive in a timely fashion these approvals or permits. If we incur substantial compliance costs or delays and other regulatory burdens this could have a material adverse effect on our operations.

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of the hazardous substances. Although we will try to become aware of any environmental problem with regard to any property before committing to acquire it, the occurrence of health problems or other dangerous conditions caused by other work on the property may only become apparent after a lengthy period of time.

As a result, we cannot assure you that there are no environmental risks with respect to the Villages project.  The presence of any of these hazardous substances on the Villages project, and responsibility for the removal or remediation of any substances, may result in significant cost to us.

In addition, the construction of improvements on the Villages project (and specifically, Phase 1) may be adversely affected by regulatory, administrative, enforcement or requirements of local, state or federal agencies affecting the use of the property for its intended purpose including, without limitation, habitat conservation or the protection of threatened or endangered species of plants and animals, and land use controls. Restrictions may also relate to air and water quality standards, noise pollution and indirect environmental impacts, such as increased motor vehicle activity. Changes in policies may result in substantial delays or the imposition of new conditions or restrictions on the ability to obtain permits and approvals for the Villages project, which could have a material adverse effect on our operations.

We may be subject to risks if we enter into joint ventures.

To the extent that we undertake joint ventures to develop properties or conduct our business, we may be liable for all obligations incurred by the joint venture, even though such obligations may not have been incurred by us, and our share of the potential profits from such joint venture may not be commensurate with our liability.  Moreover, we will be exposed to greater risks in joint ventures should our co-ventures’ financial condition become impaired during the term of the joint venture, as creditors will increasingly look to our company to support the operations and fund the obligations of the joint venture.

Our homebuilding operations may be conducted through joint ventures with local homebuilders, and if we are unable to enter into satisfactory joint venture arrangements on favorable terms, our business and results of operations may suffer a material adverse effect.

To date our homebuilding operations have been conducted exclusively through traditional contractor arrangements we have with a local homebuilder.  Going forward, we may also construct and sell homes in the residential communities that we develop through joint ventures with builders.  There can be no assurance that we can reach future arrangements with our homebuilder or other homebuilders on terms that are favorable to us, or if at all.  If we are not able to successfully secure joint venture arrangements for our homebuilding and home sales operations, then our business and results of operations will be materially and adversely affected.

Residential homebuilding is a competitive industry, and competitive conditions may adversely affect our results of operations.

The residential homebuilding industry is highly competitive.  Residential homebuilders compete not only for homebuyers, but also for desirable properties, building materials, labor and capital.  We compete for our property acquisition opportunities with other local, regional and national homebuilders, often within larger communities designed, planned and developed by such homebuilders.  Any improvement in the cost structure or service of these competitors will increase the competition we face.  Additionally, the resale of existing homes including foreclosed homes, sales by housing speculators and investors and rental housing may affect the amount of revenue in which we participate with the homebuilders we select for the development of residential lots in Phase 1 and the remainder of the Villages should the additional parcels be acquired.  Competitive conditions in the homebuilding industry could result in: difficulty in acquiring suitable land at acceptable prices; increased selling incentives; lower sales volumes and prices; lower profit margins; impairments in the value of our inventory and other assets.

Our business prospects are susceptible to adverse weather conditions and natural disasters.

The Island of Hawaii is subject to adverse weather conditions and natural disasters such as hurricanes, earthquakes, droughts, tsunamis, floods and volcanic lava flows.  For example, in August 2014, tropical storm Iselle’s heavy winds had knocked down trees on the Big Island, leaving 25,000 customers without power in some regions but had no effect on the Villages project or surrounding area.  The most recent storm, Ana, also had no effect on the Villages project or surrounding area.  While hurricanes have not caused any damage to our Villages project, such adverse weather conditions and natural disasters occurring in the future can and may have a significant effect on our ability to develop our residential communities.  These adverse weather conditions and natural disasters can cause delays and increased costs in the construction of new homes and the development of new communities.  Additionally, if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected.  In addition, damage to new homes caused by adverse weather or a natural disaster may cause our insurance costs to increase.

The availability of water could delay or increase the cost of land development and adversely affect our future operating results.

The availability of water is becoming an increasingly difficult issue in the State of Hawaii.  Many jurisdictions are now requiring that builders provide detailed information regarding the source of water for any new community that they intend to develop. Currently, we believe we have sufficient water to complete construction of the initial residential housing units and related improvements to be constructed on Phase 1 being developed at the Villages project.  However, to undertake the development and construction of improvements on the adjacent 1,011 acres, the Company may need to drill wells and provide tanks and connections, the cost of which is estimated by the Company’s engineers to be approximately $28 million, a portion of which may or may not be reimbursed by a community facilities district.

Similarly, the availability of treatment facilities for waste-water and sanitary sewage is a growing concern.  Many urban areas have insufficient resources to meet the demand for waste-water and sanitary sewage treatment.  For example, the Villages project has no municipal wastewater treatment facilities.  Although we are building a waste water and sewage facility for Phase 1 they will require expansion as each new phase of the project is placed in development.  County wastewater treatment facilities are not expected to be available for many years in the area in which the Villages is located. To the extent we are unable to find satisfactory solutions for the treatment of waste water and sewage with respect to our potential future development of the Villages, our operations could be adversely affected.

We are subject to risks related to environmental damages.

We may be required to undertake expensive and time-consuming clean-up or remediation efforts in the event that we encounter environmental hazards on the lots we own, even if we were not originally responsible for or aware of such hazards.  In the event we are required to undertake any such remediation activities, our business could suffer.

If we are not able to develop and market our residential communities successfully, our business and results of operations will be adversely affected.

Before a residential community generates any revenues, material expenditures are incurred to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities.  It generally takes several years for a residential community development to achieve cumulative positive cash flow.  If the residential communities in which we participate with for our revenue are unable to develop and market the residential communities successfully and to generate positive cash flows from these operations in a timely manner, it will have a material adverse effect on revenues and thereby our business and results of operations.

Difficulty in retaining qualified trades workers, or obtaining required materials and supplies, will adversely affect our business and results of operations.

The homebuilding industry has from time to time experienced significant difficulties in the supply of materials and services, including with respect to: shortages of qualified trades people; labor disputes; shortages of building materials; unforeseen environmental and engineering problems; and increases in the cost of certain materials (particularly increases in the price of lumber, wall board and cement, which are significant components of home construction costs).  When any of these difficulties occur, it will cause delays and increase the cost of constructing the homes or other properties in our projects, thereby adversely affecting the revenue we receive from home or other builders we participate with on sales of finished residences or commercial improvements on the properties.

Tax law changes in the United States could make home ownership more expensive or less attractive.

Tax law changes in the United States could make home ownership more expensive or less attractive.  In the United States, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes subject to various limitations under current tax law and policy.  If the federal government or a state government changes income tax laws to eliminate or substantially modify these income tax deductions, then the after-tax cost of owning a new home would increase substantially.  This could adversely impact demand for, and/or sales prices of, new homes.

We are vulnerable to concentration risks because we intend to focus on the residential rather than commercial market.

We intend to focus on residential rather than commercial properties.  Economic shifts affect residential and commercial property markets, and thus our business, in different ways.  A developer with diversified projects in both sectors may be better able to survive a downturn in the residential market if the commercial market remains strong.  Our focus on the residential sector can make us more vulnerable than a diversified developer.

Our growth strategy to expand into new geographic areas poses risks.

We may expand our business into new geographic areas outside of the State of Hawaii.  We will face additional risks if we expand our operations in geographic areas or climates in which we do not have experience, including:

• adjusting our land development methods to different geographies and climates;

• obtaining necessary entitlements and permits under unfamiliar regulatory regimes;

• attracting potential customers in a market in which we do not have significant experience; and

• the cost of hiring new employees and increased infrastructure costs.

We may not be able to successfully manage the risks of such an expansion, which could have a material adverse effect on our revenues, earnings, cash flows and financial condition.

If we are unable to generate sufficient cash from operations, or complete our negotiations for additional financing, we may find it necessary to curtail our development activities.

Based on its current financial projections, management anticipates that we will need approximately $25 million to satisfy our obligations and fund our acquisition and development expenditures for the next twelve months. Our performance is substantially dependent on sales of improvements constructed on Phase 1, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to acquire and/or meet the expected development plans for the Villages project and any future properties we may acquire.  We are in negotiations for a $12 million construction loan and have recently entered into a private transaction with Shanghai Zhongyou Real Estate Group for $25 million, which includes a $16 million sale of our common stock and a $9 million convertible note.  In accordance with the terms of the original agreement, the $16 million was to be used by the Company to acquire the remaining 1,011 acres of residential property.  On February 13, 2015, the shares were delivered to Shanghai Zhongyou Real Estate Group, who in turn waived all remaining conditions and released the $16 million to the Company.  We have continued to negotiate with Bridge in an effort to settle the specific performance litigation to enforce the PSA and complete the transaction to acquire the balance of the 1,011 residentially-zoned acres of the Villages project.   There is no assurance that we will be able to settle such litigation or acquire the remaining acres.  If we are unsuccessful in completing the loan transaction or in generating positive cash flows, we could be forced to: abandon some of our development activities anticipated in the Villages project, including the development of sub-divisions and entitling the land for development; forfeit option fees and deposits; default on loans; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.

Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic and environmental conditions.  Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions.  Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

Our business and results of operations will be adversely affected if poor relations with the residents of our communities negatively impact our sales.

As a residential community developer, we will sometimes be expected by community residents to resolve any issues or disputes that arise in connection with the development of our communities.  Sales may be negatively affected if any efforts made by it to resolve these issues or disputes are unsatisfactory to the affected residents, which in turn would adversely affect our results of operations.  In addition, our business and results of operations would be adversely affected if homebuilders we participate with in sales revenues are required to make material expenditures related to the settlement of these issues or disputes, or to modify our community development plans reducing the amount of profit we would participate in from the sale of homes.

Risks Related to ULF Financing

Should the Company fail to meet its obligations under the ULF program, the Company will be subject to penalty interest and could be removed as the developer for the Project.

The land upon which the Company’s town homes are being built is owned 95.85% by the land Trust, of which the Company owns 42.73% of the beneficial interests held by the Trust.  As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 due to each of the holders of beneficial interests in the Trust at or prior to the end of 30 months from the date of the transfer of the deed.  Accordingly, the Company has accrued a penalty interest of 1% per month on the $9,600 original investment as required.  Additionally, the Company could be removed as developer of Phase 1 of the Project, 32 months after the last deed is delivered to the Trust.  As of March 31, 2015, the last deed was delivered to the Trust on October 1, 2012.  If no additional deeds were to be transferred to the Trust, the Company could be removed as developer of Phase 1 of the Project effective April 2016.

The Joint Development Agreement related to the ULFs provides that after 30 months from the recordation date, the Company could be compelled to repay the principal portion of the obligation ($9,100 per ULF) without further obligation to the Trust. Accordingly, we have classified as a current liability the principal related to the ULFs that have or will exceed 30 months from recordation amounting to $25,625,600 and $25,261,600 as of March 31, 2015 and March 31, 2014, respectively.

The Company has received no notifications or demands for payment from the Trustee, but until all amounts are repaid the Trustee retains the right to remove the Company as the developer for the Project.  The Company does not anticipate that it will be removed as developer, but we can make no assurances as to whether the Trustee may exercise its rights under the Joint Development Agreement.  If we are removed as developer for the Project, there could be a material adverse effect on our business and results of operations.

The termination of any of our broker-dealer relationships, especially given the limited number of key broker-dealers, could have a material adverse effect on our business.

Our ULF’s are sold through third-party broker-dealers. While we have established an exclusive relationship with CAG, we expect to be required to enter into a new agreement with CAG for each new ULF financing we offer.  In addition, we may be removed from CAG’s approved developer list at any time for any reason.  We cannot assure you of the continued participation of CAG. While we intend to diversify and add new investment channels for our ULF financing, as of the date of this annual report, all of our ULFs have been offered and sold by CAG.  Loss of our CAG relationship, or the failure to develop new relationships to cover our business through new investment channels, could have a material adverse effect on our business and results of operations.

Misconduct by CAG or any other third-party selling broker-dealer could have a material adverse effect on our business.

We intend to rely on CAG and other selling broker-dealers to properly offer our ULF’s to customers in compliance with our selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered or otherwise licensed broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us.

The effectiveness of our fractional land program is dependent on our capital raising relationships with offshore placement and selling agents.

We have relied on our ULF’s to provide financing for our current land acquisition and development activities.  Through our relationships with offshore placement and selling agents, we have been able to raise approximately $44 million before fees and commissions from inception to date to finance our operations.  There can be no assurance that we can reach future arrangements with these agents on terms that are favorable to us in the event we need to raise additional financing, or if at all.  In such an event, we may need to seek additional sources of financing to continue our operations.

Our ULF investors, are primarily located outside of the United States, which subjects us to a number of risks associated with conducting international operations.

We market ULFs to individuals and entities outside of the United States, particularly in Asia. Therefore, we are subject to risks associated with having international sales and operations, including:

●	Foreign currency exchange fluctuations;

●	Trade and foreign exchange restrictions;

●	Economic or political instability in foreign markets;

●	Changes in regulatory requirements;

●	Difficulties and costs of staffing and managing foreign operations;

●	Costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

●
Costs of complying with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell undivided land fractions in certain foreign markets, and the risks and costs of non-compliance;

●
Heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

●	The potential for political unrest, acts of terrorism, hostilities or war;

●	Management communication and integration problems resulting from cultural differences and geographic dispersion; and

●	Multiple and possibly overlapping tax structures.

Our business, including the ULF financings may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors and agents have complied or will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our solutions and could have a material adverse effect on our business and results of operations. If we are unable to successfully manage the challenges of international operations, our business and operating results could be adversely affected.

Risks Related to Ownership of our Common Stock

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We cannot assure you that a market will develop for our common stock or what the market price of our common stock will be.

In the future, if we are able to meet certain listing standards, we intend to list our common stock on the NASDAQ Global Market under the symbol “AIZY.”  However, we cannot assure you that an active trading market for our common stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. We cannot predict the prices at which our common stock will trade.

In addition, the stock market in general, and the real estate market in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.  This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and will increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three year period, we would cease to be an “emerging growth company” as of the following January 31.

As a result of disclosure of information as a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2016, the first fiscal year beginning after our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, after we cease to be an “emerging growth company,” a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We have just begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If the Company were required to have an assessment of internal controls performed currently, one or more material weaknesses in the control systems would be required to be disclosed.

If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, price appreciation of our common stock, which may never occur, may be the only way our stockholders realize any future gains on their investments.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●
the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 40.08% of our outstanding shares of common stock as of July 9, 2015.  In particular, Robert Wessels, our chief executive officer and the chairman of our board of directors, beneficially owns approximately 9.64% of our outstanding shares of common stock as of July 9, 2015.  As a result, these stockholders, acting together, are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions.  This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. Additionally, this concentration of ownership may adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change in control of the company;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

Actual results of operations and achievements may differ materially from the statements, goals and objectives set forth in this annual report.

This annual report contains certain forward-looking statements and descriptions of goals and objectives of the company.  Although these forward-looking statements and stated goals and objectives are based upon assumptions and research that our board of directors believes are reasonable, actual results of operations and achievements may differ materially from the statements, goals and objectives set forth in this annual report.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our certificate of incorporation, our board of directors is authorized to issue up to 10 million shares of preferred stock, none of which shares were issued and outstanding as of March 31, 2015.  Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares.  If the board causes additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected.  The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock.  Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock, which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets.  We have no current plans to issue any additional shares of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently lease approximately 870 square feet of space for our corporate headquarters at 201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738 under a sublease agreement on a month-to-month basis.  Our monthly rent under the sublease is approximately $2,305.  We believe our facilities are adequate for our current needs and for the foreseeable future.

The Company commenced operations in December 2009 with the acquisition of Phase 1 (61 acres) of a 1,099 acre development we call the Villages. In Phase 1, the Company has obtained the zoning, engineering and permit approvals and the Company expects to build 384 townhomes (Lulana Gardens) and 48 rental villas (Whale’s Point) for sale on 38 acres of the property. The Company also anticipates preparing 70 single family luxury lots (Ho’olei Village) which will be sold to builders of high end homes.

Lulana Gardens is expected to consist of 48 buildings with eight townhomes per building for a total of 384 units.  It has been fully designed and all 384 units have been approved and permitted by the Hawaii County Building Division.  The units will be constructed on 24 fully developed building pads of which 32 townhomes have foundations, plumbing and vertical construction in progress.  Each building has been contracted for vertical construction at a fixed cost of $1,179,855 or $147,482 per unit. This cost includes vertical construction, utility connections, landscaping and drive courts.  There are currently 32 units in various stages of vertical construction in Lulana Gardens ranging from 58% up to 95% complete.  Of these, there are 24 units that are considered substantially complete.

Whale’s Point is expected to consist of six buildings of eight units for a total of 48 units.  Each building has a fixed cost of $1,856,000 per building with an average cost of $247,482 per unit ($193.35 per square foot).  There are three buildings currently under construction at various stages of completion.

Ho’olei Village is expected to be a planned unit development consisting of 70 single family lots ranging in size from 6,151 square feet to 18,885 square feet.  The cost of completing the necessary grading, retaining walls and infrastructure improvements to complete the blue top lots is estimated at $6,621,610.  Management estimates the sale of all 70 lot units would yield $33,000,000 or an average of $471,428 per lot.

Our initial fund raising activities from our ULF program for the acquisition of Phase 1 has 1,139 overseas investors. The program is marketed by CAG and represents a strong marketing connection with individuals in Singapore, Kuala Lumpur, Hong Kong, Japan and Australia. During the 2009 to 2013 financial crisis in the US real estate industry, the ULF program provided the Company the funds for acquisition and initial development of Phase 1. ULF investors are repaid a fixed amount plus penalty interest, if any, from the sale of each completed building. The fixed amount from each sale is paid to the Trust and released to the investor in conjunction with the termination of the investor’s beneficial interest in the Trust. Townhouse sales closings are projected to commence in the second half of calendar 2015.  However, there can be no assurance that closings from townhouse sales will be realized by December 31, 2015.    We do not plan on utilizing the ULF program to raise additional funds for Phase 1 but may utilize the ULF program again in the future for new acquisitions of land.

From December 2009 through March 31, 2015, the ULF investors have provided $44 million before fees and commissions to the Company for the purchase of the Phase 1 parcel, for the infrastructure development and for the construction of the first 64 for sale townhouses.

In February 2009, the Company entered into a contract to purchase the 1,092 acres of zoned, but unimproved land underlying the Villages project in four installments. The first parcel consisting of 61 acres (Phase I) was acquired in December 2009 with the intent of building the required affordable housing for the entire development. The PSA contained certain seller representations and warranties, including a provision that there were no known governmental actions pending against the property. Subsequent to the execution of the PSA, the Company learned that in December 2008, the LUC had entered an Order to Show Cause against the property for the seller’s alleged failure to comply with certain development conditions. The Company had already expended significant resources to acquire and develop the property and attempted to assist the seller in curing the breach and suspended payments under the contract but the LUC was unwilling to cooperate and insisted on reverting the urban and commercial zoning classifications to agricultural. In March 2011, the Company filed a notice of appeal with the Circuit Court.  In June 2012, the Circuit Court found in favor of the Company and filed its final judgment in February 2013 and reaffirmed the original zoning for the entire property. The LUC then filed a notice of appeal and the case was referred to the Hawaii Supreme Court. Answering briefs were held in June of 2014 and on November 25, 2014 the Supreme Court confirmed the urban zoning for the residential parcels. On November 26, 2014, the Company provided notice to the seller of its intent to close on the purchase of the remaining urban residential parcels under the PSA.  For additional information, see “Item 3. Legal Proceedings.”

The Company owns building pads for 384 townhomes, 48 luxury villas and 70 single family building lots and has continued to negotiate with Bridge in an effort to settle the specific performance litigation to enforce the PSA and complete the transaction to acquire the balance of the 1,011 residentially-zoned acres of the Villages project which, under the current zoning ordinance, would allow for an additional 1,492 homes, all located in the Kohala resort area of the Big Island of Hawaii.  A portion of the development of the remaining 1,492 entitled builder lots may be funded through the sale of ULFs to investors.

ITEM 3.	LEGAL PROCEEDINGS.

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

As previously discussed, other than Phase 1, the remaining property comprising the Villages is currently owned by Bridge.  DW, our major shareholder, entered into the PSA with Bridge and Relco, and in January 2012 DW assigned its rights to acquire the remaining property pursuant to the PSA to us in exchange for our assumption of the installment obligations under the PSA and a $17 million profit participation.  Since January 2010, the Company’s performance under the PSA was suspended due to litigation between DW (the predecessor entity to the Company as “Master Developer”) and State of Hawaii Land Use Commission (“LUC”), whereby LUC issued an Order to Show Cause to prove the land was being developed in accordance with the representation and not held as land speculator.  On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

Since the favorable ruling, the Company has continued to negotiate with Bridge to complete the transaction contemplated under the PSA.  Specifically, the Company, at this time, is focused on the installment purchase of the 1,011 acres of residential property (which, together with 27 acres of commercial property, adds up to a total of 1,038 surrounding acres).

On or about April 24, 2015, the Company’s affiliated shareholder, DW, and Relco filed suit against Bridge in The Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K).  The plaintiffs seek specific performance by Bridge of the purchase of lots D-1-A and B-1-A pursuant to the PSA.  The Company has continued to negotiate in an effort to settle the litigation and complete the transaction contemplated by the PSA.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company, by virtue of its land acquisition and its suspended PSA on the remainder of the land related to its real estate development, is party to a lawsuit wherein its former parent company, DW Aina Le’a Development, LLC, Relco Corp., and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”).  The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County of Hawaii in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development, failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development, and as a result the County of Hawaii in its review of the EIS failed to consider the full area that might be developed and did not address the likely impacts to the beaches at the Mauna Lani resort.  The matter was heard by the Circuit Court of Hawaii on February 11, 2013.  On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association.  In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement.  Additionally, on May 23, 2014 the County of Hawaii confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase I of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 31, 2015, the Company has authorized 50,000,000 and 10,000,000 shares of common stock and preferred stock, respectively, and has 9,099,544 shares of common stock and no shares of preferred stock issued and outstanding. The Company intends to list its common stock on the NASDAQ Global Market under the symbol AIZY.  However, there can be no assurance that our common stock will be approved for listing on the NASDAQ Global Market in a timely manner or at all.  As of the date of this filing, no trading price or volume history is available.

General

The following description summarizes the most important terms of our capital stock. We have adopted an amended and restated certificate of incorporation and amended and restated bylaws, and this description summarizes the provisions included in such documents. Because it is only a summary, it does not contain all the information that may be important to an investor.  For a complete description of the matters set forth in this section, please refer to our amended and restated certificate of incorporation and amended and restated bylaws, which are included as exhibits to this annual report, and to the applicable provisions of Delaware law.  Immediately following the completion of our initial public offering, our authorized capital stock will consist of 50,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of undesignated preferred stock, $0.001 par value per share.

As of March 31, 2015, there were 9,099,544 shares of our common stock outstanding and no shares of our preferred stock outstanding. Our board of directors is authorized, without stockholder approval, to issue additional shares of our capital stock.

Holders

As of July 9, 2015, we had approximately 500 shareholders of our common stock.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of outstanding shares of common stock are entitled to receive ratably any dividends declared by our board of directors out of assets legally available. See the section entitled “Dividend Policy.” Upon our voluntary or involuntary liquidation, dissolution or winding up, holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding shares of preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 31, 2015, no shares of preferred stock were outstanding.  Pursuant to our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue from time to time up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preference, sinking fund terms and the number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying, deterring or preventing a change in control. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock or even the ability to issue preferred stock could also have the effect of delaying, deterring or preventing a change in control. We currently have no plans to issue any shares of preferred stock.

Anti-takeover Effects of Delaware Law and our Certificate of Incorporation and Bylaws

Our amended and restated certificate of incorporation and amended and restated bylaws contain certain provisions that could have the effect of delaying, deferring or discouraging another party from acquiring control of us. These provisions and certain provisions of Delaware law, which are summarized below, could discourage takeovers, coercive or otherwise. These provisions are also designed, in part, to encourage persons seeking to acquire control of us to negotiate first with our board of directors. We believe that the benefits of increased protection of our potential ability to negotiate with an unfriendly or unsolicited acquirer outweigh the disadvantages of discouraging a proposal to acquire us.

Undesignated Preferred Stock

As discussed above, our board of directors has the ability to designate and issue preferred stock with voting or other rights or preferences that could deter hostile takeovers or delay changes in our control or management.

Limits on the ability of stockholders to act by written consent or call a special meeting

Our amended and restated certificate of incorporation provides that our stockholders may not act by written consent. This limit on the ability of stockholders to act by written consent may lengthen the amount of time required to take stockholder actions. As a result, the holders of a majority of our capital stock would not be able to amend bylaws or remove directors without holding a meeting of stockholders called in accordance with the bylaws.

In addition, our amended and rested bylaws provide that special meetings of the stockholders may be called only by the chairperson of the board, the chief executive officer, the president (in the absence of a chief executive officer) or our board of directors. A stockholder may not call a special meeting, which may delay the ability of our stockholders to force consideration of a proposal or for holders controlling a majority of our capital stock to take any action, including the removal of directors.

Requirements for advance notification of stockholder nominations and proposals

Our amended and restated bylaws establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of our board of directors or a committee of the board of directors. These may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed, and may also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempt to obtain control of our company.

Board classification

Our board of directors is divided into three classes. The directors in each class will serve for a three-year term, one class being elected each year by our stockholders. In addition, directors may only be removed for cause. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us because it generally makes it more difficult and takes more time for stockholders to replace a majority of the directors.

Election and removal of directors

Our certificate of incorporation and bylaws contain provisions that establish specific procedures for appointing and removing members of our board of directors. Under our amended and restated certificate of incorporation and amended and restated bylaws, vacancies and newly created directorships on our board of directors may be filled only by a majority of the directors then serving on the board of directors.  Under our amended and restated certificate of incorporation and amended and restated bylaws, directors may be removed only for cause by the affirmative vote of the holders of a majority of the shares then entitled to vote at an election of directors.

No cumulative voting

The Delaware General Corporation Law provides that stockholders are not entitled to the right to cumulate votes in the election of directors unless our restated certificate of incorporation provides otherwise.  Our restated certificate of incorporation and amended and restated bylaws do not expressly provide for cumulative voting.  Without cumulative voting, a minority stockholder may not be able to gain as many seats on our board of directors as the stockholder would be able to gain if cumulative voting were permitted.  The absence of cumulative voting makes it more difficult for a minority stockholder to gain a seat on our board of directors to influence our board of directors’ decision regarding a takeover.

Delaware anti-takeover statute

We are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers.  In general, Section 203 prohibits a publicly held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder unless:

●	prior to the date of the transaction, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

●
upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, calculated as provided under Section 203; or

●
at or subsequent to the date of the transaction, the business combination is approved by our board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66-2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Generally, a business combination includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder.  An interested stockholder is a person who, together with affiliates and associates, owns or, within three years prior to the determination of interested stockholder status, did own 15% or more of a corporation’s outstanding voting stock.  We expect the existence of this provision to have an anti-takeover effect with respect to transactions our board of directors does not approve in advance.  We also anticipate that Section 203 may discourage attempts that might result in a premium over the market price for the shares of common stock held by stockholders.

The provisions of Delaware law and the provisions of our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of discouraging others from attempting hostile takeovers and, as a consequence, they might also inhibit temporary fluctuations in the market price of our common stock that often result from actual or rumored hostile takeover attempts.  These provisions might also have the effect of preventing changes in our management.  It is possible that these provisions could make it more difficult to accomplish transactions that stockholders might otherwise deem to be in their best interests.

Initial Public Offering

In May 2015, the Company’s initial registration statement was declared effective and management began selling 2,000,000 additional shares in connection with its initial public offering.  This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the initial public offering, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offerings shall be made only by means of a prospectus, as the same may be supplemented from time to time, which will become, or that is, as applicable, a part of the Company’s registration statement.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future.  Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold since April 1, 2014.

On October 31, 2014, we entered into the Equity Investment and Joint Development Agreement with Shanghai Zhongyou Real Estate Group, a Chinese company, whereby we conducted a private offering of the Company’s authorized but not issued common stock at a price of $12.50.  This offering was conducted in reliance on Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act.  The Company issued 1,280,000 shares of its common stock for $16,000,000.  On February 13, 2015, Shanghai Zhongyou Real Estate Group waived all remaining conditions and caused the release of the $16,000,000 in exchange for 1,280,000 shares of our common stock.

Pursuant to the terms of the Equity Investment and Joint Development Agreement, we may issue a secured convertible promissory note in the principal amount of $9,000,000 in favor of Shanghai Zhongyou Real Estate Group.  Pursuant to the terms of the promissory note, the entire amount could be $9,000,000, but not less than the entire amount, at the sole discretion of Shanghai Zhongyou Real Estate Group may be converted into our common stock at a price equal to $12.50 per share.  We may prepay any part of the outstanding principal and interest at any time without prepayment penalty; however, we must provide Shanghai Zhongyou Real Estate Group with 14 days written notice prior to prepayment, during which time Shanghai Zhongyou Real Estate Group may elect to exercise its conversion rights thereunder.  Pursuant to the terms of the Equity Investment and Joint Development Agreement, we are currently waiting for Shanghai Zhongyou Real Estate Group to receive approval from the Chinese governmental authorities to permit release of the funds, the anticipated timing of which is unknown.

Use of Proceeds

On May 14, 2015, our registration statement on Form S-1 (File No. 333-201722) was declared effective for our initial public offering.  As of the date of this annual report, no proceeds have been received or used from the sale of stock.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our accompanying financial statements.

Pursuant to the JOBS Act of 2012, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC.

We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company.  This may make comparisons of our financial statements with any other public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, as different or revised standards may be used.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.”  We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.  Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected.  Likewise, so long as we qualify as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us.  As a result, investor confidence in us and the market price of our common stock may be adversely affected.

Results of Operations

Aina Le’a is in the construction and development stage of Phase I of its sole project, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date.  The Company recorded net losses of $5,140,743 and $6,493,362 for the years ended March 31, 2015 and 2014, respectively.

The 2015 loss was comprised of $4,162,228 in net interest expense, $1,204,086 in general and administrative costs, and other income of $225,571. Interest expense is primarily comprised of $2,647,551 in accreted interest on ULF obligations, $975,734 in amortization of loan fees, $590,260 in interest and penalties on the Bridge loan, and $160,000 accrued interest on a $2 million note from Winston Yau, a principal shareholder. Interest costs from April 1, 2011 through March 31, 2015 have been expensed due to a substantial reduction in construction activities caused by difficulties in securing financing, which is related to alleged zoning issues raised by the Hawaii State Land Use Commission. General and administrative costs for the year ended March 31, 2015 include $334,302 in management consulting fees, $256,915 in accounting/audit fees, $177,813 in legal expenses, $146,595 in marketing costs, $94,783 in travel expenses, $52,831 in office rent, and $140,847 in other miscellaneous expenses. Other income of $225,571 represents unrealized foreign exchange gains on ULF contracts to be paid in Singapore dollars.

The 2014 loss was comprised of $5,264,409 in net interest expense and $1,228,953 in general and administrative costs. Interest expense is primarily comprised of $2,252,207 in accreted interest on ULF obligations, $2,550,656 in amortization of loan fees, $93,833 in interest on the Bridge loan, and $160,000 accrued interest on the Winston Yau note. General and administrative costs for the year ended March 31, 2014 include $300,304 in management consulting fees, $417,438 in accounting/audit fees, $104,389 in legal expenses, $117,625 in loan fees charged off, $107,101 in marketing costs, $32,412 in travel expenses, $44,206 in office rent and $105,478 in other miscellaneous expenses.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $12,274,233 in unrestricted cash, which is being used to fund ongoing operations and development for the Villages project. The Company had $36,913,485 in current liabilities, of which $25,625,600 related to contracts payable to the land trusts, which is not due until the sale of the Lulana Gardens townhomes commences. Such amount has been classified as current since the trustee has the right to demand payment of the principal by foregoing the related interest expense. Current liabilities as of March 31, 2015 also included a $2,022,000 arbitration award to contractor which was satisfied in April 2015 and $4,791,482 in demand advances from related parties, which will be paid when the Company’s liquidity improves. The Company’s only long-term liability was the accreted interest on the contracts payable to land trust, which is due and will be paid as the townhomes are sold.

The Company recorded a net loss of $5,140,743 and used cash from operating activities of $2,312,652 for the year ended March 31, 2015, as compared to a net loss of $6,493,362 and cash used in operating activities of $2,214,368 for the year ended March 31, 2014. The improvement in net income is mainly attributable to lower amortization of loan fees. The Company expended $118,235 and $525,035 on the Phase 1 of the Villages of Aina Le’a project during the years ended March 31, 2015 and 2014, respectively.

The Company used no cash for investing activities but generated $14,567,289 and $2,136,448 from financing activities during the years ended March 31, 2015 and 2014, respectively. The cash proceeds in 2015 came from the sale of 1,280,000 shares of common stock in a private placement in exchange for $15,819,519 in cash and additional advances from shareholders of $997,866. Cash used for financing activities during 2015 included $2,200,066 to repay the Bridge term loan and $50,030 for new loan fees.  The cash proceeds in 2014 came from a term loan with Bridge Capital ($2,200,066), advances from shareholders of $243,382 and $67,200 from ULF sales.  Cash used for financing activities during 2014 included $374,200 for loan fees.

As of March 31, 2015 and 2014, the Company held $12,274,233 and $19,596, respectively, in unrestricted cash and cash equivalents and had $85,000 held in escrow for the waterline bond. The increase is mainly attributable to the private placement.

As of March 31, 2015, the Company owed $2,022,000 to Goodfellow Bros., which was repaid in April 2015, $4,791,482 payable on demand to related parties and $36,605,727 in contracts payable to the ULF investors as described Note 5 of the Notes to Financial Statements included in Item 8 herein. The Company is in the process of closing a $12 million construction loan with Romspen Investment Corporation (discussed below), $9 million in convertible debentures with Shanghai Zhongyou Real Estate Group, a $77 million bond issuance through Ziegler to pay off the ULF investors and an initial public offering which is expected to raise $24.75 million.  No assurances can be made that any or all of such financings will close or that such amounts will be raised.

On October 31, 2014, the Company entered into a $25,000,000 financing transaction with Shanghai Zhongyou Real Estate Group consisting of a $16,000,000 sale of 1,280,000 shares of its common stock and a $9,000,000 convertible note that is convertible into 720,000 shares. In accordance with the terms of the original agreement, the $16,000,000 was to be used by the Company to acquire remaining 1,011 acres of residential property.  On February 13, 2015, the shares were delivered to Shanghai Zhongyou Real Estate Group, who in turn waived any conditions and released the $16,000,000 to the Company. The Company incurred commissions and expenses of $1,460,860 related to the stock sale and is utilizing a portion of these funds for operating purposes.  There can be no assurance that the Company will close on the convertible note or obtain the necessary funding to close on the land purchase.

The Company is in the process of finalizing a two-year $12 million construction loan with Romspen Investment Corporation with the net proceeds being made available for operations and development. The loan is expected to be secured by the Company’s interest in 38 acres of the Lulana Gardens site, bears interest at 12.5% per annum, payable monthly, and requires advance fees of $603,000 upon the first draw. The loan is expected to close by July 31, 2015. There can be no assurance that the Company will close on the construction loan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AINA LE’A, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aina Le’a, Inc.

We have audited the accompanying balance sheets of Aina Le’a, Inc. (Company), as of March 31, 2015 and 2014 and the related statements of operations, cash flows and shareholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Aina Le’a, Inc. as of March 31, 2015 and 2014, and the results of operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP

Walnut Creek, California

July 13, 2015

Aina Le’a, Inc.
Balance Sheets
March 31, 2015 and 2014

	2015	2014
Assets
Cash and cash equivalents	$12,274,233	$19,596
Restricted cash	85,000	85,000
Prepaid Expenses	803,238	323,680
Deposits	110,000	—
Total Current Assets	13,272,471	428,276
Real estate project in development	30,858,077	30,665,812
Loan fees, net of $15,056,929 and $14,081,195
in accumulated amortization	169,649	1,095,353
Total Assets	$44,300,197	$32,189,441

Liabilities and shareholders’ deficit
Accounts payable	$4,091,203	$2,534,865
Notes payable	—	2,200,066
Arbitration award to contractor	2,022,000	2,284,880
Related party note and advances payable	4,791,482	3,633,616
Current portion - contracts payable to land trust	25,625,600	25,261,600
Other liabilities	383,200	344,080
Total Current Liabilities	36,913,485	36,259,107
Contracts payable to land trust	10,980,127	8,922,147
Total Liabilities	47,893,612	45,181,254

Commitments and contingencies (Note 12)

Shareholders’ deficit

Preferred Stock, $.001 par value; authorized 10,000,000 shares;
None issued and outstanding at March 31, 2015 and 2014	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 9,099,544 and 7,819,544 shares issued and outstanding at March 31, 2015 and 2014, respectively	9,100	7,820
Additional paid in capital	31,245,767	16,707,907
Accumulated deficit	(34,848,282)	(29,707,540)
Total shareholders’ deficit	(3,593,415)	(12,991,813)

Total liabilities and shareholders’ deficit	$44,300,197	$32,189,441

See notes to financial statements

Aina Le’a, Inc.
Statements of Operations
For the Years Ended March 31, 2015 and 2014

	2015	2014
Operating Expenses
General and administrative	$1,204,086	$1,228,953
Operating loss	(1,204,086)	(1,228,953)
Interest expense, net	4,162,228	5,264,409
Other (income) expense, net	(225,571)	—
Loss from continuing operations before income taxes	(5,140,743)	(6,493,362)
Provision for income taxes	—	—
Net loss	$(5,140,743)	$(6,493,362)
Basic and diluted net loss per share	$(0.64)	$(0.83)
Weighted average number of shares used in calculating basic and diluted loss per share	7,980,859	7,819,544

See notes to financial statements

Aina Le’a, Inc.
Statements of Shareholders’ Deficit
For the Years Ended March 31, 2015 and 2014

	Common Stock		Additional paid in capital	Accumulated deficit	Shareholders’ deficit
	Shares	Par value
March 31, 2013	7,819,544	$7,820	$16,707,907	$(23,214,178)	$(6,498,451)
Net loss	—	—	—	(6,493,362)	(6,493,362)
March 31, 2014	7,819,544	7,820	16,707,907	(29,707,540)	(12,991,813)
Sale of common stock	1,280,000	1,280	14,537,860	—	14,539,140
Net loss	—	—	—	(5,140,743)	(5,140,743)
March 31, 2015	9,099,544	$9,100	$31,245,767	$(34,848,282)	$(3,593,415)

See notes to financial statements

Aina Le’a, Inc.
Statements of Cash Flows
For the Years Ended March 31, 2015 and 2014

	2015	2014

Cash flows used in operating activities:
Net loss	$(5,140,743)	$(6,493,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of loan fees	975,734	2,550,656
Accreted interest	2,647,551	2,252,207
Non-cash interest expense	160,000	650,715
Adjustment to arbitration award	(207,716)	—
Foreign exchange gain	(225,571)	—
Changes in assets and liabilities:
Restricted cash	—	(85,000)
Real estate project in development	(118,235)	(525,035)
Prepaid expenses	(479,558)	—
Deposits	(110,000)	—
Other assets	—	(48,246)
Accounts payable	146,766	(516,304)
Other liabilities	39,120	—
Net cash used in operating activities	(2,312,652)	(2,214,368)

Cash flows from financing activities:
Proceeds from sale of ULFs	—	67,200
Loan fees paid	(50,030)	(374,200)
Proceeds from advances and notes payable from related parties	997,866	243,382
Proceeds from notes payable	—	2,200,066
Repayments of notes payable	(2,200,066)	—
Proceeds from issuance of common stock	15,819,519	—
Net cash provided by financing activities	14,567,289	2,136,448

Net increase (decrease) in cash and cash equivalents	12,254,637	(77,920)
Cash and cash equivalents, beginning of period	19,596	97,516
Cash and cash equivalents, end of period	$12,274,233	$19,596

Supplemental Disclosures:
Cash paid for interest	$590,260	$93,833
Cash paid for income taxes	$—	$—

Non-cash transactions

Foreign currency exchange gain	$225,571	$—
Real estate project costs financed by accounts payable	$129,194	$203,748
Commissions on sale of stock financed by accounts payable	$1,280,379	$—
Adjustment of costs previously capitalized in real estate project under development and arbitration award	$55,164	$—

See notes to financial statements

Notes to Financial Statements

Note 1—Organization and Background

Aina Le’a, Inc. (the “Company”) was incorporated in the State of Delaware in February 2012.  Prior to February 2012, the Company operated as a Nevada limited liability company, Aina Le’a LLC (“LLC”).  The LLC was formed in April 2009 with DW Aina Le’a (“DW”) as its managing member and sole owner.  In February 2012, the LLC was converted into the Company pursuant to a plan of conversion.  In connection with the conversion, the Company issued 5,500,000 shares of common stock to DW.  The assets and liabilities of the LLC were recorded by the Company at their historical cost.

The Company is in the business of acquiring and developing land for residential and commercial development.  The Company’s initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. The Company intends to construct 384 townhomes (“Lulana Gardens”), 48 villas (Whale’s Point) and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1 and has developed substantial infrastructure and commenced construction of 64 townhomes.  The completion of the townhomes, lots, required project infrastructure and onsite amenities are dependent on the Company’s success in obtaining additional debt or equity financing.  Marketing of the Lulana Gardens townhomes and the Ho’olei Village lots can begin once the Company files for and obtains the required approval of its homeowner’s association updates to its DCCA public filings and has met certain requirements of its development obligations with the County of Hawaii.

On January 5, 2011, an action for declaratory and injunctive relief was brought by the Mauna Lani Resort Association (“Mauna Lani”) in connection with the development of the Villages project.  On March 28, 2013, the Circuit Court in Hawaii granted to Mauna Lani a tolling order preventing further development of the Villages project (including Phase 1) until the County of Hawaii reviewed further whether there were cumulative environmental impacts that were not fully analyzed.  The Company has commenced a supplemental environmental impact statement (“SEIS”) to assess the impact of the development of the water wells and corridor for the water delivery to the County water system from the “Ouli Wells” as well as updating the analysis of current traffic patterns. In respect of the commencement of the SEIS, the County has issued the necessary permits for construction of the townhomes and villas and on May 23, 2014, the County Planning Department provided written assurance to the Company that it will issue certificates of occupancy once the SEIS, townhomes and infrastructure are completed.

On February 9, 2009, DW entered into the Amended and Restated Purchase and Sale Agreement (“PSA”) with the seller, Bridge Aina Le’a, LLC (“Bridge”) to acquire the Villages project.  In connection with the PSA, DW was obligated to pay Bridge approximately $40,700,000 plus certain development costs for the various parcels of the Villages over a 1 year period (the “Parcels”).

On December 11, 2009, DW entered into a First Modification and Partial Assignment (the “Assignment”) of the PSA, pursuant to which DW assigned its rights in the PSA to the Company together with the right to acquire Phase 1 separately from the PSA. In December 2009, the Company completed the acquisition of Phase I in exchange for payments to Bridge amounting to $6,019,751.  In January, 2012, DW agreed to assign to the Company its rights under the PSA to acquire the remaining Villages parcels in exchange for the Company’s assumption of DW’s installment obligations under the PSA and a $17 million profit participation to DW.

In April, 2010, the Company ceased its compliance with the monetary terms of the PSA due to Bridge’s failure to disclose zoning violations which had been alleged by the Hawaii Land Use Commission prior to the sale, resulting in protracted litigation.  On November 25, 2014, the Hawaii Supreme Court ruled to preserve the existing urban zoning, and the Company immediately notified the Seller that the breach had been cured and the Company intended to complete its purchase of the 1,011 acres of residentially-zoned land identified as parcel B-1-A and D-1-A according to the PSA.

Since the favorable ruling, the Company has continued to negotiate with Bridge to complete the transaction contemplated under the PSA.  Specifically, the Company, at this time, is focused on the installment purchase of the 1,011 acres of residential property (which, together with 27 acres of commercial property, adds up to a total of 1,038 surrounding acres).  On April 24, 2015, DW filed litigation requesting specific performance to compel Bridge to complete the transaction with the Company (See Note 13).  The Company has continued to negotiate in an effort to settle the litigation and complete the transaction.  There is no assurance that the Company will be able to settle such litigation or acquire the remaining acres.

In connection with its approval of the zoning for the Villages Project, the State of Hawaii Land Use Commission required that 20% or 385 units be initially offered for sale as affordable or inclusionary housing.  Further, the County of Hawaii applies an affordable housing credit requirement to all market rate housing developments, such as the Villages.  The housing credit requirement applies a sliding formula to the sales price of each unit to determine what, if any contribution, such sale makes towards meeting the housing credit requirement for the development as a whole.  Generally, sales of units based on 80% to 140% of the County of Hawaii’s median income generate credits ranging from 2.0 to .5.  Sales at prices based on more than 140% of the County of Hawaii’s median income do not generate any credits.  For each Lulana Gardens townhome unit sold at prices based on 120% of the medium income price level, the Company will earn one affordable housing credit. For Phase I of the Villages project, the Company must sell at least 20% of the 502 townhomes or lots being developed in Phase I as affordable housing units which would equate to 101 affordable housing credits to comply with County requirements. The Company plans to sell additional units at affordable price levels so that more units in subsequent phases of the Villages can be sold at market rates.

Due to the tight lending market for real estate developments over the last several years, the Company developed its undivided land fractions (“ULF”) program (see Note 6) as a unique financing method to raise the capital necessary for the acquisition of Phase 1.

Note 2—Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Restricted Cash

Restricted cash consists of funds held for a construction bond for waterline infrastructure. The funds will be released when the waterline is completed and accepted by the Waikoloa Village Association.

Real Estate Project in Development

The real estate project under development is stated at cost. The Company capitalizes all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management.  General management and administration costs are expensed as incurred.  The Company also capitalizes interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of ULFs.

The Company performs an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable.  Events or circumstances that the Company considers indicators of impairment include significant decreases in market values and adverse changes in regulatory requirements, including environmental laws.  Impairment tests for properties under development involve the use of estimated future net undiscounted cash flows expected to be generated from the use of property and its eventual disposition.  Measurement of the impairment loss is based on the fair value of the asset.  Generally, the Company determines fair value using valuation techniques such as discounted expected future cash flows.

Land valuation and impairment of long-lived assets

The Company estimates the fair value of the project based upon the expected net proceeds from the sales of the units and lots, giving consideration to selling costs, the absorption period and estimated costs to complete.  Proceeds from sales of Lulana Gardens and Ho’olei Village developments are estimated based upon comparable sales transactions and give consideration to affordable housing pricing limitations where applicable.  The absorption period used gives consideration to the Company’s need to raise construction funding, complete development and resolve pending litigation.

Estimated costs to complete are derived from estimates from the Company’s contractors and consulting engineers and give consideration to current and projected labor and materials costs.  As of March 31, 2015 and March 31, 2014, the Company determined that no write down from the carrying value of the project was required.

Loan Fees

Loan fees related to the Company’s borrowing activities, including commissions on the sale of ULFs, which are accounted for as borrowings, are capitalized and amortized to interest expense over the term of the related borrowing.

Contracts Payable to Land Trust

In order to raise capital for the initial development of the Villages project, the Company sold undivided land fractions to investors from 2009 through 2014. The ULF agreements require that the Company repurchase the ULFs at a future date for a price higher than the original purchase price. Due to the repurchase provision, the ULF sales are accounted for as debt instruments, Contracts payable to land Trust, and the difference between the purchase price and the repurchase price is recognized over the period of the ULF as interest expense, using a method which materially approximates the effective interest method.

The Company has acquired the beneficial interests associated with certain of the contracts payable to Land Trust and in accordance with terms of an agreement with the power of interest of the Land Trust has presented the balance due net of such amounts.

Reclassifications

Certain prior year balances accounts have been reclassified on the balance sheet from long-term to current in order to conform to the current year presentation.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company will file income tax returns in the U.S. federal jurisdiction and in Hawaii.  The Company does not have any uncertain tax positions at March 31, 2015 and 2014.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  The Company had not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at March 31, 2014 and 2013, as its review of such positions indicated that such potential positions were minimal.  The Company is subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Concentrations and other Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and restricted cash.  Cash is held in financial institutions.  As of March 31, 2015, the Company had $12,000,000 in an account which is not covered by FDIC insurance. At March 31, 2014, none of the Company’s cash balances were in excess of FDIC insurance limits.   Restricted cash of $85,000 at March 31, 2015 and 2014, is held by a bonding company.

The Company conducts its operations in the State of Hawaii, on the “Big Island” of Hawaii.  Consequently, any significant economic downturn in the Hawaiian real estate market could potentially have an effect on the Company’s business, results of operations and financial condition.

Capital Asia Group Pte, Ltd (“CAG”) generated substantially all of the Company’s funding through December 2014 through its marketing of the Company’s ULF’s.  CAG has the exclusive rights to market and sell the Company’s ULF’s in Asia and Australia.  In the event CAG were unable to continue to sell or market ULFs on behalf of the Company it could negatively impact the Company’s operations. Subsequent to December 31, 2014, the Company’s operations have been funded through a private sale of common stock to Shanghai Zhongyou Real Estate Group (see Note 8).

The Company has entered into a fixed price contract with a contractor under which the contractor is to construct all the Lulana Gardens units at a fixed, per unit price.  The Company has not obtained a performance bond from the contractor. Should the contractor fail to complete its contract or should the contractor seek price increases as a result of increased material or labor costs, the Company may encounter delays or cost increases which could negatively impact its ability to complete the construction, as well as the profitability, of the Lulana Gardens project.

New accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date the financial statements are issued.  ASU 2014-15 will be effective for our fiscal year ending March 31, 2017, early application is permitted.  The Company is evaluating the impact ASU 2014-15 will have on its disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.  Additionally, retrospective adoption is allowed for reporting periods for which financial statements have not been previously issued.  The Company has not presented any information or disclosures previously required by Topic 915.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company does not currently have any revenue. If the Company begins generating revenue prior to the effective date of ASU 2014-09, it will evaluate the effect that ASU 2014-09 will have on its results of operations and financial position.

Note 3—Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO.  Wessels provides management and administrative services to the Company through Relco, a management company controlled by Wessels.  Relco received a 5% ownership interest in DW for management services provided to DW and the Company.  Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $2,400,000 and $4,500,000 at March 31, 2015 and 2014, respectively.  From time to time Wessels, DW and Relco have advanced funds to the Company. Such advances are repaid without interest.  The Company owed $2,345,704 and $1,347,838 as a result of advances from Wessels, DW and Relco as of March 31, 2015 and 2014.  Additionally, the Company’s CEO has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at March 31, 2015 and 2014.

CAG has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia.  This agreement is with DW, a shareholder of the Company, and relates to the entire Villages project.  A company controlled by the president of CAG holds a 1% interest in DW.  In June of 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans (2) when sufficient proceeds have been obtained on townhouse closings or (3) December 31, 2012. The Company was unable to repay the note prior to its due date of December 31, 2012 and continues to accrue interest. The balance owed on the note was $2,445,778 and $2,285,778 as of March 31, 2015 and 2014, respectively. CAG and others were paid commissions of $18,200 for the years ended March 31, 2014 related to the transfer of ULFs. No commissions were paid to CAG for the year ended March 31, 2015.

Certain relatives of the Company’s CEO serve in consulting capacities as controller and director of investor relations for the Company.  For the years ended March 31, 2015 and 2014, such individuals together earned $156,000 and $107,500, respectively. The Company owed $51,492 and $39,679 to such individuals as of March 31, 2015 and 2014, respectively.

The Company’s CEO, Relco, and DW have periodically advanced funds to the company. These advances from Relco and DW bear no interest, are due on demand and are unsecured.  Advances from the CEO, with the exception of unpaid compensation, do not bear interest.  Unpaid compensation accrues interest at 12% per annum.

Note and advances payable to related parties were comprised of the following as of March 31, 2015 and 2014:

	2015	2014
Advances from DW	$200,000	$200,000
Advances from CEO	2,145,704	1,147,838
Note Payable to CAG president	2,445,778	2,285,778
Total:	$4,791,482	$3,633,616

Note 4—Real Estate Project in Development

The Company’s current real estate project in development (Phase 1) consists of approximately 61 acres with 384 townhomes (Lulana Gardens) and 48 luxury villas (Whale’s Point) on 38 acres and 70 residential lots on 23 acres known as Ho’olei Village.  The real estate project under development consists of the following at March 31, 2015 and 2014.

	2015	2014
Land acquisition	$6,019,751	$6,019,751
Planning, engineering and project management	882,272	857,471
Infrastructure	11,108,591	11,169,266
Townhome construction	5,505,116	5,465,774
Capitalized interest, taxes and lease payments	5,115,748	5,016,635
Legal and other finance costs	2,226,599	2,136,915
Total Capitalized	$30,858,077	$30,665,812

The Company capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the townhomes.  For the years ended March 31, 2015 and 2014, interest costs amounting to $4,165,828 and $5,264,413, respectively, have been expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the State Land Use Commission. From the inception of the project through March 31, 2015, the Company has expensed a total of $27,746,664 in interest costs including the amortization of loan costs discussed in Note 6.

Note 5—Contracts Payable to Land Trust

To assist in its acquisition and development of real estate projects the Company sells ULFs to investors.  Through the ULF program an investor receives a warranty deed to an undivided fractional interest in a property and then contributes the deed to a land trust in exchange for a beneficial interest in the land trust. Concurrent with the transfer of the ULF, the investor enters into a joint development agreement with the Company. Concurrently the investor also appoints CAG as the holder of the power of direction in the Trust.  The arrangement also provides for the appointment of an independent third party as trustee to manage the Trust and for the trustee and to take direction from CAG. Upon completion and sale of the improvements on the property, the land trust receives a fixed sum from the Company, the trustee distributes the proceeds to the ULF investor and re-conveys the deed covering the property back to the Company and cancels the beneficial interest in the land trust. If the land is not sold within 30 months of the transfer of the deed to the beneficiary of the Trust, the Company is required to increase the fixed sum by 1% per month.

The Company has created 4,320 ULFs related to Lulana Gardens and 2,800 ULFs related to Ho’olei Villages. The ULFs represent a deeded interest in a designated percentage of one or more of the Lulana Gardens townhomes or the Ho’olei Village lots in Phase 1 in exchange for a payment of $9,600 to the Company. As of March 31, 2015, the land on which the townhomes are being built is owned 95.85% by the Aina Lea Trust No. 1 and 4.15% directly by Aina Le’a. Aina Le’a owns 42.73% of the Trust.

Pursuant to the ULF arrangement, the Company is obligated to immediately pay to the Trust a one-time lump sum lease payment of $500 within 90 days of purchase of ULF and an additional $12,000 upon the sale of the townhouse or lot. All lease payments have been made to investors totaling $2,299,500 through March 31, 2015.  As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 at or prior to the end of 30 months from the date of the transfer of the deed.  Accordingly, the Company has accrued a penalty interest of 1% per month is due on the $9,600 original investment as required.  Additionally, the Company could be removed as developer of Phase 1 of the Project 32 months after the last deed was delivered to the Trust.  As of March 31, 2015, the last deed was delivered to the Trust on October 1, 2012.  If no additional deeds were to be transferred to the Trust, the Company could be removed as developer of Phase 1 of the Project effective April 2016. The Company has not received any notices from the Trust and does not expect to be removed as the developer.

The Joint Development Agreement related to the ULFs provides that after 30 months from the recordation date, the Company could be compelled to repay the principal portion of the obligation ($9,100 per ULF) without further obligation to the Trust. Accordingly, the Company has classified as a current liability the principal related to the ULFs that have or will exceed 30 months from recordation amounting to $25,625,600 and $25,261,600 as of March 31, 2015 and March 31, 2014, respectively. No demands for payment have been made by the Trustee and management plans to make payments from the sales of the improved properties.

The Company accretes interest on the ULF proceeds over a 32 month period.  Accreted interest cost on the ULFs was $2,647,551 and $2,252,207 for the periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and 2014, the Company owes principal of $27,496,329 and $27,721,900, respectively and interest of $9,109,398 and $6,461,847, respectively. If the Company repurchases the ULF before the 32 month period has expired, the full accreted interest for the 32 month period must be paid. The unaccreted interest as of March 31, 2015 and 2014 is $142,990 and $462,122, respectively.

Certain ULF contracts totaling $2,496,000 at March 31, 2015 and 2014, respectively provide for the Company to repay the ULF holders in Singapore dollars. Based on applicable exchange rates, an exchange gain of $225,571 was recorded for the year ended March 31, 2015. The foreign currency transaction gain (loss) was immaterial for the year ended March 31, 2014.

In March 2012, the Company entered into an arrangement with the power of interest in the Trust which governs how the proceeds from sales are to be distributed. Under the arrangement, as sales proceeds are received into escrow, the Company is to receive directly from escrow, prior to any payments being made to the Trust, the pro-rata share of the sales proceeds represented by the beneficial interests held by the Company. Based on the arrangement, the Company has netted the carrying value of its beneficial interests against the contract payable due to the Trust. The gross amounts of the beneficial interests and contracts payable to land trust and the resulting net amount are disclosed below as of March 31, 2015 and 2014:

	2015	2014
Contracts payable to land trust	$58,763,257	$56,341,547
Beneficial Interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$36,605,727	$34,183,747

Note 6—Loan Fees

The Company capitalizes loan fees and amortizes the cost to interest expense over the expected life of the debt instrument. Since the ULF sales transactions have been accounted for as financing instruments, the related commissions have been capitalized as loan fees and are being amortized over 32 months. The Company had capitalized loan fees and commissions amounting to $15,226,578 and $15,176,548 as of March 31, 2015 and 2014, respectively and had amortized $15,056,929 and $14,081,195 to interest expense as of March 31, 2015 and 2014, respectively.

Note 7—Arbitration Award and Note Payable

In April 2010, the Company contracted with Goodfellow Bros., Inc. (GBI) to perform infrastructure work. Prior to completion, the parties disagreed about the amount due for the work performed and the dispute was taken to arbitration. The arbitrator approved the claim by GBI, including the completion bonus. The Company had previously paid the contractor $4.8 million and in January 2013, the arbitrator awarded an additional $2,849,212 to GBI.  Subsequent to the issuance of the judgment the company paid $772,048 to the contractor resulting in a balance of $2,077,164 at March 31, 2013. From the date of the judgment through December 31, 2014, the Company accrued interest on the judgment at the Hawaii statutory rate of 10%, which amounted to $207,716 for the year ended March 31, 2013 and $155,788 for the nine months ended December 31, 2014. The parties executed a settlement agreement reducing the total amount owed to $2,022,000 and all accrued interest was reversed in March 2015. The settlement amount was paid in April 2015.

In October 2013, Bridge Capital, LLC, an affiliate of the former owner of Phase I of the project, loaned the Company $2,200,066. The note, requiring monthly interest payments at 10% per annum, was secured by the Company’s land parcel and became due on October 1, 2014. The loan was personally guaranteed by the Company’s CEO. The note principal, related interest and penalties amounting to $2,790,326 were repaid in March 2015.

Note 8—Financing

On October 31, 2014, the Company entered into a $25,000,000 financing transaction with Shanghai Zhongyou Real Estate Group consisting of a $16,000,000 sale of 1,280,000 shares of its common stock and a $9,000,000 convertible note to be exchanged for 720,000 shares of its common stock. In accordance with the terms of the original agreement, the $16,000,000 was to be used by the Company to acquire the remaining 1,011 acres of residential property.  On February 13, 2015, the shares were delivered to Shanghai Zhongyou Real Estate Group, who in turn waived any conditions and released the $16,000,000 to the Company. The Company incurred commissions and expenses of $1,460,860 related to the placement and is utilizing a portion of these funds for operating purposes. There can be no assurance that the Company will close on the convertible note or obtain the necessary funding to close on the land purchase.

Note 9—Income Taxes

There was no provision for income taxes for the years ended March 31, 2015 and 2014 due to operating losses.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carry-forwards.  The components of assets and liabilities consist of the following as of March 31:

Deferred Tax Assets:	2015	2014
Net operating losses	$1,214,700	$1,173,023
Basis difference in real estate
project in development	9,467,100	777,0848
Other	117,223	110,427
Total deferred tax assets	10,779,023	9,054,298
Valuation allowance	(10,779,023)	(9,054,298)
Net deferred taxes	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carry-forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

The valuation allowance increased by $1,882,077 and $2,482,023 respectively, during the years ended March 31, 2015 and 2014, primarily related to book/tax differences in the basis of the real estate project in development.

At March 31, 2015 the Company had $3,177,902 and $3,177,402 of federal and state net operating loss carry-forwards, respectively, that begin to expire in 2032, if not utilized.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	March 31,
	2015	2014
Statutory Rate	34.00%	34.00%
State Tax	4.05%	4.116%
Valuation Allowance	-36.62%	-37.63%
Others	-1.43%	-0.53%
Total:	-	-

Note 10—Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at March 31, 2015 and 2014.

Note 11—Fair Value Disclosures

The carrying amounts of cash, restricted cash and trade payables approximate their fair values due to their short-term nature. The fair value of the Company’s borrowings approximate their carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Note 12—Commitments and Contingencies

The Company leases its office space under a sublease arrangement on a month-to-month basis. For the years ended March 31, 2015 and 2014 the Company recorded $28,831 and $22,415, respectively in rent expense under this lease.

If and when the Company exercises its rights under the PSA and acquires the remainder of the Villages parcel the Company is obligated to pay DW $17 million for the assignment of PSA.  The parties have agreed that the Company will satisfy its obligation from the proceeds of the sale of units or lots in the Villages. (See Note 13.)

The Company is subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various administering governmental agencies.

On March 23, 2015, the Company entered into a Purchase and Sale Agreement for the purchase of approximately 455 acres in Arizona for the development of a resort community for a purchase price of $8,172,000.  The Company intends to finance this transaction through an acquisition and development loan. A deposit of $100,000 was paid, and the potential purchase is subject to the satisfactory completion of due diligence by July 22, 2015, unless extended by mutual agreement of the parties.

Note 13—Legal Proceedings

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

As previously discussed, other than Phase 1, the remaining property comprising the Villages is currently owned by Bridge.  DW, our major shareholder, entered into the PSA with Bridge and Relco, and in January 2012 DW assigned its rights to acquire the remaining property pursuant to the PSA to us in exchange for our assumption of the installment obligations under the PSA and a $17 million profit participation.  Since January 2010, the Company’s performance under the PSA was suspended due to litigation between DW (the predecessor entity to the Company as “Master Developer”) and State of Hawaii Land Use Commission (“LUC”), whereby LUC issued an Order to Show Cause to prove the land was being developed in accordance with the representation and not held as land speculator.  On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

Since the favorable ruling, the Company has continued to negotiate with Bridge to complete the transaction contemplated under the PSA.  Specifically, the Company, at this time, is focused on the installment purchase of the 1,011 acres of residential property (which, together with 27 acres of commercial property, adds up to a total of 1,038 surrounding acres).

On or about April 24, 2015, the Company’s affiliated shareholder, DW, and Relco filed suit against Bridge in The Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K).  The plaintiffs seek specific performance by Bridge of the purchase of lots D-1-A and B-1-A pursuant to the PSA.  The Company has continued to negotiate in an effort to settle the litigation and complete the transaction contemplated by the PSA.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company, by virtue of its land acquisition and its suspended PSA on the remainder of the land related to its real estate development, is party to a lawsuit wherein its former parent company, DW Aina Le’a Development, LLC, Relco Corp., and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”).  The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County of Hawaii in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development, failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development, and as a result the County of Hawaii in its review of the EIS failed to consider the full area that might be developed and did not address the likely impacts to the beaches at the Mauna Lani resort.  The matter was heard by the Circuit Court of Hawaii on February 11, 2013.  On March 28, 2013 the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association.  In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement.  Additionally, on May 23, 2014 the County of Hawaii confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase I of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

Note 14—Subsequent Events

In May 2015, the Company’s initial registration statement became effective and management began selling 2,000,000 additional shares in connection with its initial public offering. The Company has retained investment bankers to sell the offering on a best efforts basis and expects to raise net proceeds of $24,750,000 after paying commissions and other selling costs.

The Company is in the process of finalizing a two-year $12 million construction loan with Romspen Investment Corporation, with the net proceeds being made available for operations and project development. The loan will be secured by the Company’s interest in the land and the project, bears interest at 12.5% per annum, payable monthly, and requires advance fees of $603,000 upon the first draw. The loan is expected to close by July 31, 2015. There can be no assurance that the Company will close on the construction loan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements or reportable events in connection with our independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures may not be effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of the material weaknesses in our disclosure controls and procedures.

Our management believes that these weaknesses are due in part to the fact that we have historically had a small internal accounting and finance staff and thus lack the quantity of resources to fully implement a comprehensive level of review controls to properly evaluate the completeness and accuracy of our financial reporting.  This lack of adequate accounting resources makes it challenging to maintain adequate disclosure controls. To remediate any potential weaknesses in our disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.  If material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement, which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Management’s Annual Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No changes were made to our control over financial reporting during the year ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, ages and positions of our present officers and directors as of March 31, 2015 are set forth below.  Biographical information regarding these officers and directors is set forth under the following table.

Name	Age	Position(s) Held with the Company
Robert J. Wessels	72	Chairman of the Board, President and Chief Executive Officer
Mark E. Jackson	54	Chief Financial Officer
Richard P. Bernstein	62	Secretary and Director

Robert J. Wessels has served as our Chief Executive Officer, President and a member of our board of directors since April 2009, and our Chairman since February 1, 2012.  Since 2001, Mr. Wessels has also been the president and primary owner of Relco Corp., which provides business and gaming development consultancy services.  Mr. Wessels has held operating officer and board of director positions with two New York Stock Exchange listed companies (AMAX, INC. from 1973 to 1978 and Southwest Forest Industries, Inc. from 1968 to 1973) and three NASDAQ listed companies (Tellus Industries, Inc. from 1978 to 1996; Enviropur Waste Refining and Technologies, Inc. from 1993 to 1996; and Dunn’s Supply Company, Inc. from 1994 to 1995).  Mr. Wessels has over 40 years of experience in financial businesses and over 30 years of experience working in land ownership and development and building construction.  Mr. Wessels is a graduate of University of Minnesota and New York University Graduate School of Business.

Mr. Wessels was nominated to the board of directors because of the perspective and experience he brings as our President and Chief Executive Officer and his background in the real estate industry, as well as his perspective as one of our significant stockholders. Our board of directors also believes that he brings historical knowledge, operational expertise and continuity to the board of directors.

Mark Jackson has served as our Chief Financial Officer since February 1, 2012.  From November 2009 to February 6, 2012, he served as an outside consultant to us.  Mr. Jackson served as Director of Manufacturing Operations of Applied Surface Technology from 1999 until 2001 and upon purchase of the company by PerkinElmer (NYSE-PKI) in 2001 served as Operations Manager from 2001 until February 2007.

Richard P. Bernstein, Esq. was appointed to our board of directors in July 2012.  Mr. Bernstein is founder and owner of the Richard Bernstein Law Office, which was founded in 2005 and which focuses on complex real estate, development and finance transactions. Mr. Bernstein also serves as our general counsel. From July 1997 to October 2005, Mr. Bernstein was as a partner in the Law Offices of Wanland & Bernstein, a law practice focused on representing individuals and entities in the negotiation and purchase, sale and financing of companies, land, office buildings and shopping centers, and the formation of new entities to acquire such assets. From December 1988 to June 1996, he was an associate and partner with Brodovsky & Brodovsky, where his practice included real estate and litigation matters. From June 1984 to December 1988, he served as in-house counsel to Tellus Industries, which was formerly a publicly-listed building product company involved in real estate acquisition and development, modular building, heating and air conditioning and financial services. He received his undergraduate degree from the University of Wisconsin in 1974 and his Juris Doctorate degree from the University of the San Diego School of Law in 1977.

Mr. Bernstein was nominated to the board of directors because of his experience as an attorney with complex real estate, development and finance transactions.

There are no family relationships among any of our directors or executive officers.

Future Directors

Our board of directors determined to expand the number of directors of our Company from two to seven directors.  On July 6, 2015, our board of directors appointed each of Steven T. Anapoell, Jeffrey B. Berger, Victor Germack, John E. McConnaughy, Jr., and Zheng Wu to serve as a director of our Company, each effective upon the listing of our common stock on Nasdaq, and to serve until the next annual meeting of our stockholders, at which time each appointee will stand for re-election.  In connection with such appointments, our board of directors determined that each of Messrs. Anapoell, Berger, Germack, and McConnaughy is an “independent director,” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3(b)(1) under the Exchange Act, and that Mr. Germack qualifies as financial expert as defined under the applicable rules and regulations of the SEC.  Biographical information for Messrs. Anapoell, Berger, Germack, McConnaughy, and Wu is set forth below.

Steven T. Anapoell, age 52, currently is a Managing Partner, Director and General Counsel of Bridgeforth Holdings LLC, a financial services company he co-founded in September 2014 to focus initially on the providing of EB-5 Program related financing.  Mr. Anapoell is also on the board of managers of Rockbridge Senior Living Group, LLC, a company organized to develop, own and operate senior living facilities.  From [●] to September 2014, Mr. Anapoell was a Corporate and Securities shareholder of Greenberg Traurig, LLP.  Mr. Anapoell received an LLM (Taxation) from Georgetown University Law Center, a Juris Doctorate from the University of California (Hastings College of the Law), and a Bachelor of Science in Business Administration from the University of California (Berkeley) with an emphasis in Finance.

Mr. Anapoell was nominated to the board of directors because we believe he possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience in private practice at a major law firm and his experience in the financial services industry.

Jeffrey B. Berger, age 62, has over 35 years of experience in the real estate industry, during which time he has led various public and private companies, including REITs, in the acquisition, operation, financing and disposition of more than five million square feet of property. Since October 2002, Mr. Berger has served as president and chief financial officer of University Capital Management, Inc., or UCM, a private real estate investment firm engaged principally in the ownership and development, acquisition and management of commercial and residential real estate throughout California, Northern Nevada and Hawaii. Since April 2011, he also has served as chief executive officer and chairman of the board of USA Real Estate Investment Trust, a California REIT.  From 1988 to 1991, he served as chief executive officer and chairman of the board of California Real Estate Investment Trust, which was previously listed on the New York Stock Exchange. Mr. Berger received his undergraduate degree from the University of California, Davis in 1974 and his Juris Doctorate degree from Thomas Jefferson School of Law in 1978. He is a current member of the State Bar of California.

Mr. Berger was nominated to the board of directors because we believe he possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience as a senior executive of both public and private companies in the real estate industry.

John E. McConnaughy, Jr., age 86, has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded that company in 1985.  From 1969 to 1986, he was Chairman and Chief Executive Officer of Peabody International Corp., an environmental products and services firm, and, in addition, from 1981 to 1992, was Chairman and Chief Executive Officer of GEO International Corporation., a private company that provides equipment, inks and supplies to the graphic arts industry.  Prior to joining Peabody International, Mr. McConnaughy served as Vice President of European Consumer Products with the Singer Company, where he was responsible for operations in 16 countries and sales of $400 million. He had previously been President of the Singer Company of Canada, Limited.  Earlier, he held management positions at Westinghouse Electric Corp. in its consumer group and portable appliance divisions. Mr. McConnaughy currently serves on the board of directors of three other public companies: Wave Systems Corp. (Nasdaq: WAVX), an enterprise security software provider, Arrow Resources Development, Inc. (OTC:BB ARWD), a provider of  marketing, sales, distribution, corporate operations, and corporate finance services for the commercial exploitation of natural resources worldwide, and Kinetitec Corporation, a mining and metals company.  Mr. McConnaughy previously served as a director of Allis-Chalmers Energy Inc. (NYSE: ASY), a provider of services and equipment to oil and natural gas companies,  Levcor International, Inc. (OTCMKTS:LVCI), a manufacturer and distributor of craft products to retailers, and  a number of private companies in a wide variety of industries.  He also serves as Chairman of the Board of Trustees of the Strang Cancer Prevention Center and as Chairman Emeritus for the Harlem School of the Arts.

Mr. McConnaughy was nominated to the board of directors because we believe Mr. McConnaughy possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience as a board member at five other public companies.

Victor F. Germack, age 61, has served since 1980 as President of Heritage Capital Corp., a company engaged in investment banking services. In addition, Mr. Germack formed, and since 2002 has been President of, RateFinancials Inc., a company that rates and ranks the financial reporting of U.S. public companies.

Mr. Germack was nominated to the board of directors because we believe Mr. Germack possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience a former independent director, Chairman of the audit committee and member of compensation committee of Allis-Chalmers Energy Inc. (ASY).

Zheng Wu, age 59, is currently the chairman and chief executive officer of Shanghai Zhongyou Real Estate Group.  Mr. Wu currently serves as the President of the Shanghai Chamber of Commerce, Chairman of the Taiyuan Zhongyou Jiayi Soccer Club, Director of the Shanghai Changxing Island Fishing Port Co., LTD., and Chairman of Zhongyou Group Shanxi Jiayi Company.  Mr. Wu also serves as Director and General Manager of Zhongyou Group Shanghai Jiayi Investment Company, Chairman and CEO of Shanghai Zhongyou Real Estate Group, Director and General Manager of Shanghai Yongjia Industry Development Co., LTD., and Director and General Manager of Shanghai Zhongyou Real Estate Development Co., LTD.  From 1997 to 2002, Mr. Wu served as Director and General Manager of Shanghai Hujia Enterprise Development Co., LTD.  From 1993 to 1996, he served as Director and General Manager of Shanghai East Lake Garden Project, and from 1989 to 1992, he served as the head of sales for markets outside Shanghai for the Shanghai Huili Group.  Mr. Wu received a master’s degree from Tongji University and is a certified senior engineer.

Mr. Wu was nominated to the board of directors because of his extensive career in the real estate industry and his strategic insight in real estate projects, property management, and financing.

There are no arrangements or understandings between any of Messrs. Anapoell, Berger, Germack, McConnaughy, or Wu and any other person or persons pursuant to which any of Messrs. Anapoell, Berger, Germack, McConnaughy or Wu was selected as a director of our company. There are no current or proposed transactions in which any of Messrs. Anapoell, Berger, Germack, McConnaughy or Wu, or any member of each person’s immediate family, has an interest that is required to be disclosed under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers, contractors, and service providers. A copy of the code is available on our website at www.ainalea.com.

Board Composition

Our business and affairs are managed under the direction of our board of directors. The number of directors will be fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws.  Upon the listing of our common stock on Nasdaq, our board of directors will consist of seven directors, four of whom will qualify as “independent” under the NASDAQ Stock Market listing standards.

In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, upon the listing of our common stock on Nasdaq, our board of directors will be divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms.

Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

Board Committees

In 2012, our board of directors established the committees described below.  The charters for each of our committees are available on our corporate website at www.ainalea.com.

Audit Committee.  On July 6, 2015, Messrs. Anapoell, Berger, and Germack were appointed to our audit committee, to be effective upon the listing of our common stock on Nasdaq.  Mr. Anapoell will be the chairperson of the committee.  Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable rules of the Securities and Exchange Commission and NASDAQ.  Our board of directors has designated Mr. Germack as an “audit committee financial expert,” as defined under the applicable rules and regulations of the SEC. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●
reviewing annually a report by the independent registered public accounting firm regarding the independent registered public accounting firm’s internal quality control procedures and various issues relating thereto;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;

●
establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;

●
periodically reviewing legal compliance matters, including any securities trading policies, periodically reviewing significant accounting and other financial risks or exposures to our company, reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party (as described in Item 404 of Regulation S-K);

●	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm; and

●	reviewing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement.

The audit committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee.  On July 6, 2015, Messrs. Anapoell, Berger, and McConnaughy were appointed to our compensation committee, to be effective upon the listing of our common stock on Nasdaq.  Mr. McConnaughy will be the chairperson of the committee.  Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of NASDAQ, is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act, and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, as amended.  The compensation committee’s responsibilities include, among other things:

●	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

●	annually evaluating the performance of our chief executive officer in light of such corporate goals and objectives and approving the compensation of our chief executive officer;

●	annually reviewing and approving the compensation of our other executive officers;

●	annually reviewing our compensation, welfare, benefit and pension plans, and similar plans;

●	reviewing and making recommendations to the board of directors with respect to director compensation; and

●	reviewing for inclusion in our proxy statement the report of the compensation committee required by the SEC.

The compensation committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and Corporate Governance Committee.  On July 6, 2015, Messrs. Berger, Germack, and McConnaughy were appointed to our nominating and corporate governance committee, or nominating committee, to be effective upon the listing of our common stock on Nasdaq.  Mr. Berger will be the chairperson of the committee.  Our board of directors has determined that each of the committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of NASDAQ. The nominating committee’s responsibilities include, among other things:

●	developing and recommending to the board of directors criteria for board of directors and committee membership;

●	identifying individuals qualified to become board of directors members;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;

●	annually reviewing our corporate governance guidelines; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

The Nominating and Corporate Governance Committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Non-Employee Director Compensation

Prior to our initial public offering, we had not implemented a formal policy with respect to compensation payable to our non-employee directors for service as directors. We did not pay cash or any other compensation, or grant stock options or other equity awards, to any of our non-employee directors during the fiscal years ended March 31, 2015 or 2014.

Following the completion of our initial public offering, we intend to implement a formal policy pursuant to which our non-employee directors will be eligible to receive equity awards and annual cash retainers as compensation for service on our board of directors and committees of our board of directors.  Under this policy, we intend to provide our nonemployee directors the following cash compensation for board services, as applicable:

●	$18,000 per year for service as a board member;

●	$2,000 per year for service as chair of the audit committee or the compensation committee;

●	$2,000 per year for service as chair of the nominating and corporate governance committee; and

●	$500 for each committee meeting attended in person ($250 for meetings attended by video or telephone conference).

We also intend to reimburse our non-employee directors for expenses incurred in attending board and committee meetings. Further, under this policy, we intend to grant non-employee directors an annual stock option grant having a Black-Scholes value on the date of grant equal to the fair market value of such option on the date of grant. We intend that the date of grant for these stock options will be January 31 of each year, beginning January 2016.

Board and Committee Meetings

During the years ended March 31, 2015 and 2014, the Company held board and committee meetings whenever deemed necessary by management or other directors.

Communications with the Board

Shareholders and others may send communications directly to the Board addressed to: Board of Directors of Aina Le’a, Inc., 69-201 Waikoloa Beach Drive #2617, Waikoloa, Hawaii 96738. Any such communication may be directed to the Chairman of the Board or the Chair of any board committee or to the non-management or independent directors (when appointed to the board of directors). Any such communication should include the following: (a) the name of the person sending the communication; (b) a statement in reasonable detail specifying the issue or concern; and (c) the contact information of the sender (at a minimum, phone number and address). Nothing in this paragraph shall override any requirements imposed by other governing documents or by any law, rule or regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, the directors and executive officers of the Company and persons who are beneficial owners of more than 10% of the outstanding shares of the Company (the “Reporting Persons”) will be required to file reports of their ownership and changes in ownership of shares with the SEC and furnish the Company with copies of such reports.  No officers, directors, or owners of 10% or more of the outstanding shares of common stock were required to comply with Section 16(a) in the past fiscal year, and none are currently delinquent with respect thereto.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during fiscal years ended March 31, 2015 and 2014.

Name and Principal Position(2)	Year	Salary		Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Robert J. Wessels	2015	$180,000	(1)	—	—	—	$24,000	$204,000
President, Chief Executive Officer, Chairman of the Board	2014	$180,000	(1)	—	—	—	$24,000	$204,000
Mark E. Jackson	2015	$108,000		—	—	—	—	$108,000
Chief Financial Officer	2014	$90,000		—	—	—	—	$90,000
Richard P. Bernstein	2015	—		—	—	—	—	—
Secretary and Director	2014	—		—	—	—	—	—

(1)	Excludes approximately $24,000 of residential rental payments paid by us for the benefit of Mr. Wessels during Fiscal 2015 and 2014.

(2)
No individual who otherwise would have been includable in the table on the basis of salary and bonus earned during Fiscal 2015 or 2014 has resigned or otherwise terminated his or her employment with us.

Outstanding Equity Awards at Fiscal Year-End

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2015.

Pension Benefits

The Company does not sponsor any defined benefit pension or other actuarial plan for its Named Executive Officers.

Nonqualified Deferred Compensation

The Company does not maintain non-qualified defined contribution or other deferred compensation plans or arrangements for its Named Executive Officers.

Executive Employment Arrangements

The Company has not entered into employment agreements with either Messrs. Robert J. Wessels or Mark E. Jackson.

Robert J. Wessels

The Company intends to enter into an employment agreement with Mr. Wessels.  The initial terms of the proposed employment agreement will be three years, and the agreement will renew automatically at the end of the term unless either party notifies the other within 90 days of the agreement’s expiration of its or his desire to not renew the agreement or to renew the agreement on different terms. The agreement will provide for an initial annual base salary of $180,000, which will be subject to increase once every 12 months upon review by our Board of Directors, and subject to then-current market data for similar positions. Mr. Wessels will be eligible to participate on the same basis as similarly situated executives in the Company’s benefit plans in effect from time to time during his employment. Additionally, Mr. Wessels will be eligible to receive an annual bonus of up to 40% of his base salary if he meets targets established by our Board of Directors, subject to the Company’s financial performance.  Mr. Wessels will also be eligible for equity incentive compensation, subject to the terms of any applicable equity plans entered into by the Company in the future. Any such grants of equity-based compensation will be made at the discretion of the Board of Directors.

In the event that the Company terminates Mr. Wessels’ employment without cause, or if Mr. Wessels resigns for good reason (other than in connection with a change-of-control of the Company), and provided that Mr. Wessels executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are as follows:

●	an amount equal to 12 months of his base salary then in effect, payable on our standard payroll dates; and

●
if Mr. Wessels elects to continue coverage under our group health insurance plan, reimbursement of his insurance premiums (or in certain cases a taxable cash payment) for a period of 12 months or until he qualifies for health insurance benefits from a new employer, whichever occurs first.

The agreement will further provide that, upon termination of Mr. Wessels’ employment because of his death or disability, he shall be entitled to receive the following benefits:  (a) continuation of his base salary, then in effect, for a period of the earlier to occur of  (i) expiration of the then current term of the agreement and (ii) eighteen months following the date of such death or disability, paid on the same basis and at the same time as previously paid; and (b) we will pay the premiums of Mr. Wessels’ group health insurance COBRA continuation coverage, including coverage for his eligible dependents, for a maximum period of six (6) months following the date of his termination for disability, if applicable.

The agreement will further provide that, upon termination of Mr. Wessels’ employment by us within two months prior or 12 months after the date on which the Company experiences a change-of-control (as defined in the agreement), and provided that Mr. Wessels executes a general release in favor of the Company, Mr. Wessels would receive an amount equal to 18 months of his base salary then in effect, payable on our standard payroll dates and, if Mr. Wessels elects to continue coverage under our group health insurance plan, reimbursement of his insurance premiums (or in certain cases a taxable cash payment) for a period of 18 months or until he qualifies for health insurance benefits from a new employer, whichever occurs first. In addition, the unvested, unexpired portion of Mr. Wessels’ stock options and/or equity awards, as applicable, will be accelerated in full and the term and period during which Mr. Wessels’ stock options may be exercised will be extended to the earlier of 12 months after the date his employment ended, or the expiration date of the option as set forth in the applicable stock option grant notice and/or agreement. For the purpose of this agreement, “good reason” means (i) a material reduction of Mr. Wessels’ salary or bonus target by more than ten percent; (ii) any request by us that Mr. Wessels relocate a distance of more than thirty-five miles; or (iii) following a change-of-control, Mr. Wessels’ benefits and responsibilities are materially reduced, or his base compensation or annual bonus target are reduced by more than 10%.

Mark E. Jackson

The employment agreement for Mr. Jackson will be at-will.  As compensation for services rendered under the terms of the proposed at-will agreement, Mr. Jackson will receive an annual base salary of $108,000.

Limitation on Liability and Indemnification Matters

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

●	any breach of the director’s duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	unlawful payment of dividends or unlawful stock repurchases or redemptions; and

●	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our amended and restated certificate of incorporation does not eliminate a director’s duty of care and in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our amended and restated bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we plan to enter into indemnification agreements with each of our current directors, officers, and some employees before the completion of our initial public offering. These agreements will provide indemnification for certain expenses and liabilities incurred in connection with any action, suit, proceeding, or alternative dispute resolution mechanism, or hearing, inquiry, or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent, or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent, or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent, or fiduciary of another entity. In the case of an action or proceeding by, or in the right of, our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as we may provide indemnification for liabilities arising under the Securities Act to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Applicable percentage ownership is based on 9,099,544 shares of common stock outstanding at July 9, 2015.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o Aina Le’a, Inc., 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738.

The following table sets forth information regarding beneficial ownership of our common stock as of July 9, 2015:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors;

●	all executive officers and directors as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
RJW/LLW Irrevocable Family Trust (1)	2,680,848	29.46%
Relco Corp. (2)	200,000	2.20%
DW Aina Le’a Development, LLC (2)	593,443	6.52%
Shanghai Zhongyou Real Estate Group	1,280,000	14.07%

Named Executive Officers and Directors:
Robert Wessels (3)	877,415	9.64%
Richard Bernstein (4)	2,729,823	30.00%
Mark Jackson (3)	40,000	*
All directors and executive officers as a group (3 persons)	3,647,238	40.08%

(*)  Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)  Voting and dispositive power held by Southpac Corp. through its Trust Manager, Serina Francis and Richard Bernstein as co-trustees.
(2)  Voting and dispositive power held by Robert Wessels.
(3)  Voting and dispositive power held directly by beneficial owner.
(4)  Voting and dispostive power with respect to 48,975 shares held directly by beneficial owner.  Voting and dispositive power with respect to 2,680,848 shares held by Southpac Corp. through its Trust Manager, Serina Francis and Richard Bernstein as co-trustees.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions.

Related Party Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels, serves as the Company’s CEO.  Mr. Wessels provides management and administrative services to the Company through Relco.  Relco received a 5% ownership interest in DW for management services provided to DW and the Company.  Mr. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $4,500,000 at both March 31, 2015 and 2014.  From time to time Mr. Wessels, DW and Relco have advanced funds to the Company.  Such advances are repaid without interest.  The Company owed $2,345,704 as a result of advances from Mr. Wessels, DW and Relco as of March 31, 2015 and $1,347,838 at March 31, 2014.  Additionally, Mr. Wessels has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts were not material at March 31, 2015 and 2014.

CAG has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia.  This agreement is with DW, the Company’s majority shareholder, and relates to the entire Villages project.  A company controlled by the president of CAG holds a 1% interest in DW.  In June of 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and was due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) December 31, 2012. The Company was unable to repay the note prior to its due date of December 31, 2012.  In August 2014, the due date of the note was extended to October 31, 2014. The Company is currently in negotiations for the extension of the loan.  The balance owed on the note was $2,445,778 as of March 31, 2015 and $2,285,778 at March 31, 2014.  CAG and others were paid commissions of $0 for the year ended March 31, 2015 and $18,200 for the year ending March 31, 2014, related to the transfer of ULFs.

Certain relatives of the Company’s CEO serve in consulting capacities as controller and director of investor relations for the Company.  For the years ended March 31, 2015 and 2014, such individuals together earned $156,000 and $107,500, respectively.  The Company owed $51,492 and $39,679 to such individuals as of March 31, 2015 and 2014, respectively.

The Company’s CEO, Relco, and DW have periodically advanced funds to the Company. These advances from Relco and DW bear no interest, are due on demand and are unsecured.  Advances from the CEO, with the exception of unpaid compensation, do not bear interest. Unpaid compensation accrues interest at 12% per annum.  Note and advances payable to related parties were comprised of the following:

	March 31,
	2015	2014
Advances from DW	$200,000	$200,000
Advances from CEO	2,145,704	1,147,838
Note Payable to CAG president	$2,445,778	$2,285,778
Total	$4,791,482	$3,633,616

Director Independence

The board of directors has determined that none of its current directors are independent, and Mr. Wessels and Mr. Bernstein were not deemed to be independent under NASDAQ and SEC independence standards.  Upon the listing of our common stock on Nasdaq, Steve Anapoell, Jeffrey B. Berger, John E. McConnaughy, Jr., and Victor F. Germack will be independent members of our board of directors under applicable NASDAQ and SEC independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firm

The following is a summary of fees for audit and other professional services performed by Macias Gini and O’Connell LLP (“MGO”) and tax services provided by Moss Adams during the fiscal years ended March 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$141,799	$52,500
Audit-Related Fees (2)	$2,100	—
Tax Fees (3)	$5,000	$53,580
All Other Fees (4)	—	—
Total	$148,899	$106,080

(1)
Audit Fees consists of fees for the audit and reviews of the Company’s financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.  Fiscal 2015 MGO fees include the audit of the Company’s financial statements included in this Annual Report on Form 10-K and the reissuances of MGO fiscal 2014 opinion and review of the Company’s financial statements included in the amendments to the Company’s Registration Statement on Form S-1 filed during fiscal 2015.  Fiscal 2014 MGO fees include the audits of the Company’s fiscal 2013 and 2014 financial statements and the initial filing of the Company’s Registration Statement on Form S-1.

(2)	Audit-Related Fees in fiscal 2015 included responding to due diligence inquiries from a potential investor.
(3)	Tax Fees include fees related to tax compliance services provided by Moss Adams.
(4)	None.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm.  The policy requires that all proposed services to be provided by our independent registered public accounting firm must be pre-approved by our audit committee before any services are performed.  This policy includes all audit, audit-related, tax, and other services that our independent registered public accounting firm may provide to our Company. In evaluating whether to engage our independent registered public accounting firm for non-audit services, our audit committee considers whether the performance of services other than audit services is compatible with maintaining the independence of our independent registered public accounting firm.

Pre-approval may also be given as part of our audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, case-by-case basis before the independent auditor is engaged to provide each service.  The pre-approval of services may be delegated to one or more designated members of our audit committee who are independent directors of the board of directors, but the decision must be reported to the full audit committee at its next scheduled meeting.

All of the services provided by MGO described above were approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial Statements are listed in the Index to Financial Statements on page 31 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits
3.1*	Amended and Restated Certificate of Incorporation of Aina Le’a, Inc.
3.2*	Amended and Restated Bylaws of Aina Le’a, Inc.
10.1
Amended and Restated Aina Le’a Land Trust No. 1 Agreement, dated July 7, 2011, by and among HRD Services, Capital Asia Group Management, Aina Le’a LLC, Aina Le’a Singapore, and each individual that purchased a ULF in Lulana Gardens (1)

10.2
First Amendment to Amended and Restated Aina Le’a Land Trust No. 1 Agreement, dated July 8, 2011, by and among HRD Services, Capital Asia Group Management, Aina Le’a LLC, Aina Le’a Singapore, and each individual that purchased a ULF in Lulana Gardens (1)

10.3	Amended and Restated Purchase and Sale Agreement, dated February 9, 2009, by and among Bridge Aina Le’a, LLC, Relco Corp., and DW Aina Le’a Development, LLC (1)
10.4
Joint Development Agreement / Lease of Undivided Fractional Land, dated March 2, 2012, by and among each ULF Buyer, DW Aina Le’a Development, LLC, Hill Redwood Development, and Truestyle Pacific Builders LLC (1)

10.5	Purchase and Sale Contract for Undivided Land Fraction & Beneficial Interest, dated March 2, 2012, by and between Aina Le’a LLC and each ULF Buyer (1)
10.6	Joint Development Agreement, dated December 11, 2009, by and between Bridge Aina Le’a LLC and Aina Le’a LLC (1)
10.7
First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement, dated December 11, 2009, by and among Bridge Aina Le’a LLC, Relco Corp., DW Aina Le’a Development, LLC, and Aina Le’a LLC (1)

10.8	Exclusive Mandate Agreement, dated July 1, 2009, by and between Aina Le’a LLC and Capital Asia Group PTE Ltd. (1)
10.9
Equity Investment and Joint Development Agreement, dated October 31, 2014, by and among HRD Services, Capital Asia Group Management, Aina Le’a LLC, Aina Le’a Singapore, and each individual that purchased a ULF in Lulana Gardens (2)

10.10*	Purchase and Sale Agreement, dated March 23, 2015, by and between Johnson Bank and Aina Le’a, Inc.
31.1*	Certification of Chief Executive Officer
31.2*	Certification of Chief Financial Officer
32.1*	Certification of Chief Executive Officer
32.2*	Certification of Chief Executive Officer
99.1	Subscription Agreement (3)

(1)	Incorporated by reference to the Registrant’s Form S-1 as filed with the Securities and Exchange Commission (the “Commission”) on January 27, 2015.

(2)	Incorporated by reference to the Registrant’s Form S-1/A as filed with the Commission on March 6, 2015.

(3)	Incorporated by reference to the Registrant’s Form S-1/A as filed with the Commission on May 12, 2015.

*    Filed herewith.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

By:	/s/ Robert J. Wessels
Robert J. Wessels President and Chief Executive Officer

Date: July 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Wessels	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	July 13, 2015
Robert J. Wessels
/s/ Mark E. Jackson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 13, 2015
Mark E. Jackson
/s/ Richard P. Bernstein	Secretary and Director	July 13, 2015
Richard P. Bernstein