Form 10-Q
period 2015-06-30
Aina Le'a Inc.
filed 2015-08-14
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number: 001-554923

AINA LE’A, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4447703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

69-201 Waikoloa Beach Drive, #2617

Waikoloa, Hawaii 96738

(Address of principal executive offices)

(808) 886-1702

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 13, 2015: 9,099,544

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Aina Le’a, Inc.

Balance Sheets

June 30, 2015 and March 31, 2015

	(Unaudited)
	June 30, 2015	March 31, 2015
Assets
Cash and cash equivalents	$7,631,852	$12,274,233
Restricted cash	85,000	85,000
Prepaid expenses	1,402,757	803,238
Deposits	122,297	110,000

Total current assets	9,241,906	13,272,471
Real estate project in development	31,608,239	30,858,077
Loan fees, net of $15,076,614 and $15,056,929 in accumulated amortization	149,964	169,649

Total assets	$41,000,109	$44,300,197

Liabilities and shareholders’ deficit
Accounts payable	$2,612,807	$4,091,203
Arbitration award to contractor	—	2,022,000
Related party note and advances payable	4,836,481	4,791,482
Current portion—contracts payable to land trust	25,625,600	25,625,600
Other liabilities	383,200	383,200

Total current liabilities	33,458,088	36,913,485
Contracts payable to land trust	11,665,962	10,980,127

Total liabilities	45,124,050	47,893,612

Commitments and contingencies (Note 12)

Shareholders’ deficit
Preferred Stock, $.001 par value; authorized 10,000,000 shares; None issued and outstanding at June 30 and March 31, 2015, respectively	—	—
Common stock, $.001 par value; authorized 50,000,000 shares;
9,099,544 shares issued and outstanding at June 30 and March 31, 2015, respectively	9,100	9,100
Additional paid in capital	31,245,767	31,245,767
Accumulated deficit	(35,378,808)	(34,848,282)

Total shareholders’ deficit	(4,123,941)	(3,593,415)
Total liabilities and shareholders’ deficit	$41,000,109	$44,300,197

See notes to financial statements

Aina Le’a, Inc.

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Expenses
General and administrative	$474,989	$311,109

Operating loss	(474,989)	(311,109)
Interest expense, net	—	1,273,998
Other expenses, net	(55,537)	35,720

Loss from continuing operations before income taxes	(530,526)	(1,620,827)
Provision for income taxes	—	—

Net loss	$(530,526)	$(1,620,827)

Basic and diluted net loss per share	$(0.06)	$(0.21)

Weighted average number of shares used in calculating basic and diluted loss per share	9,099,544	7,819,544

See notes to financial statements

Aina Le’a, Inc.

Statements of Shareholders’ Deficit

For the Three Months Ended June 30, 2015 and 2014

	Common Stock		Additional paid in capital	Accumulated deficit	Shareholder’s deficit
	Shares	Amount
March 31, 2014	7,819,544	$7,820	$16,707,907	$(29,707,540)	$(12,991,813)
Net loss	—	—	—	(1,620,827)	(1,620,827)

June 30, 2014	7,819,544	7,820	16,707,907	(31,328,367)	(14,612,640)
Net loss	—	—	—	(3,519,915)	(3,519,915)
Sale of common stock	1,280,000	1,280	14,537,860	—	14,539,140

March 31, 2015	9,099,544	9,100	31,245,767	(34,848,282)	(3,593,415)
Net loss	—	—	—	(530,526)	(530,526)

June 30, 2015	9,099,544	$9,100	$31,245,767	$(35,378,808)	$(4,123,941)

See notes to financial statements

Aina Le’a, Inc.

Statements of Cash Flows

For the Three Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(530,526)	$(1,620,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan fees	—	538,855
Accreted interest	—	583,992
Non-cash interest expense	—	111,151
Foreign exchange loss	55,537	—
Changes in assets and liabilities:
Real estate project in development	(60,179)	(48,172)
Prepaid expenses	(599,519)	(28,994)
Deposits	(12,297)	—
Accounts payable	(1,478,396)	214,309

Net cash used in operating activities	(2,625,380)	(249,685)

Cash flows from financing activities:
Proceeds from advances and notes payable from related parties	4,999	237,964
Judgement and note payable to contractor	(2,022,000)	—

Net cash provided by financing activities	(2,017,001)	237,964

Net decrease in cash and cash equivalents	(4,642,381)	(11,721)
Cash and cash equivalents, beginning of period	12,274,233	19,596

Cash and cash equivalents, end of period	$7,631,852	$7,875

Supplemental Disclosures:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Non-cash transactions
Foreign currency exchange loss	$(55,537)	$—

Accreted interest capitalized into real estate project in development	$630,298	$583,992

Amortization of loan fees capitalized into real estate project in development	$19,684	$—

Accrued interest on notes payable from related parties capitalized into real estate project in development	$40,000	$—

See notes to financial statements

Notes to Financial Statements

Note 1—Basis of Presentation

Aina Le’a, Inc. (the “Company”) is in the business of acquiring and developing land for residential and commercial development. The Company’s initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. The Company intends to construct 384 townhomes (“Lulana Gardens”), 48 villas (Whale’s Point) and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1 and has developed substantial infrastructure and commenced construction of 64 townhomes.

The Company was incorporated in the State of Delaware in February 2012. Prior to February 2012, the Company operated as a Nevada limited liability company, Aina Le’a LLC (“LLC”). The LLC was formed in April 2009 with DW Aina Le’a (“DW”) as its managing member and sole owner. In February 2012, the LLC was converted into the Company pursuant to a plan of conversion. In connection with the conversion, the Company issued 5,500,000 shares of common stock to DW. The assets and liabilities of the LLC were recorded by the Company at their historical cost. Since 2012, the Company has issued additional shares of its common stock in exchange for cash and the investors’ beneficial interests in Trust No. 1 (as defined later) and has 9,099,544 shares issued and outstanding as of August 13, 2015.

The unaudited condensed financial statements include the accounts of Aina Le’a, Inc. The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed with the SEC on July 13, 2015 (“2015 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2016 or any future period.

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

Real Estate Project in Development

The real estate project under development is stated at cost. The Company capitalizes all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. The Company also capitalizes interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission. During the three months ended June 30, 2015, the Company resumed development activities and as a result, it capitalized $689,982 in interest. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of ULFs.

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

Estimated costs to complete are derived from estimates from the Company’s contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of June 30, 2015 and March 31, 2014, the Company determined that no write down from the carrying value of the project was required.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company will file income tax returns in the U.S. federal jurisdiction and in Hawaii. The Company does not have any uncertain tax positions at June 30, 2015 and 2014.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at June 30 and March 31, 2015, as its review of such positions indicated that such potential positions were minimal. The Company is subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Concentrations and other Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institutions. As of June 30, 2015, the Company had $7,371,010 which is in excess of FDIC insurance limit. As of March 31, 2015, the Company had $12,000,000 in an account which is not covered by FDIC insurance. Restricted cash of $85,000 at June 30 and March 31, 2015, is held by a bonding company.

The Company conducts its operations in the State of Hawaii, on the “Big Island” of Hawaii. Consequently, any significant economic downturn in the Hawaiian real estate market could potentially have an effect on the Company’s business, results of operations and financial condition.

Capital Asia Group Pte, Ltd (“CAG”) generated substantially all of the Company’s funding through December 2014 through its marketing of the Company’s ULF’s. CAG has the exclusive rights to market and sell the Company’s ULF’s in Asia and Australia. In the event CAG were unable to continue to sell or market ULFs on behalf of the Company it could negatively impact the Company’s operations. Subsequent to December 31, 2014, the Company’s operations have been funded through a private sale of common stock to Shanghai Zhongyou Real Estate Group and a construction loan from Romspen Investment Corporation.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for our fiscal year ending March 31, 2016, and interim periods within the annual period. The adoption of ASU 2015-03 did not have a material impact to the Company’s financial statements.

Note 3—Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels provides management and administrative services to the Company through Relco, a management company controlled by Wessels. Relco received a 5% ownership interest in DW for management services provided to DW and the Company. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $2,400,000 at June 30 and March 31, 2015. From time to time Wessels, DW and Relco have advanced funds to the Company. Such advances are repaid without interest. The Company owed $2,350,703 and $2,345,704 as a result of advances from Wessels, DW and Relco as of June 30 and March 31, 2015, respectively. Additionally, the Company’s CEO has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at June 30, and March 31, 2015.

CAG has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW, a shareholder of the Company, and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In June 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) December 31, 2012. The Company was unable to repay the note prior to its due date of December 31, 2012, and the note continues to accrue interest. The balance owed on the note was $2,485,778 and $2,445,778 as of June 30 and March 31, 2015, respectively. No commissions were paid to CAG for the three months ended June 30, 2015 and 2014.

Certain relatives of the Company’s CEO serve in consulting capacities as controller and director of investor relations for the Company. For the three months ended June 30, 2015 and 2014, such individuals together earned $48,000 and $30,000, respectively. The Company owed $7,586 and $51,492 to such individuals as of June 30 and March 31, 2015, respectively.

The Company’s CEO, Relco, and DW have periodically advanced funds to the Company. These advances from Relco and DW bear no interest, are due on demand and are unsecured. Advances from the CEO, with the exception of unpaid compensation, do not bear interest. Unpaid compensation accrues interest at 12% per annum.

Note and advances payable to related parties were comprised of the following as of June 30 and March 31, 2015:

	June 30, 2015	March 31, 2015
Advances from DW	$200,000	$200,000
Advances from CEO	2,150,703	2,145,704
Note Payable to CAG president	2,485,778	2,445,778

Total:	$4,836,481	$4,791,482

Note 4—Real Estate Project in Development

The Company’s current real estate project in development (Phase 1) consists of approximately 61 acres with 384 townhomes (Lulana Gardens) and 48 luxury villas (Whale’s Point) on 38 acres and 70 residential lots on 23 acres (Ho’olei Village). The real estate project under development consists of the following at June 30 and March 31, 2015.

	June 30, 2015	March 31, 2015
Land acquisition	$6,022,876	$6,019,751
Planning, engineering and project management	906,069	882,272
Infrastructure	11,110,726	11,108,591
Townhome construction	5,517,116	5,505,116
Capitalized interest, taxes and lease payments	5,805,731	5,115,748
Legal and other finance costs	2,245,721	2,226,599

Total Capitalized	$31,608,239	$30,858,077

The Company capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the townhomes. Interest costs from April 1, 2011 through March 31, 2015 were expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the State Land Use Commission. From the inception of the project through March 31, 2015, the Company has expensed a total of $27,746,664 in interest costs including the amortization of loan costs discussed in Note 6. The Company resumed normal development activities in April 2015 and capitalized $689,982 for the three months ended June 30, 2015.

Note 5—Contracts Payable to Land Trust

To assist in its acquisition and development of real estate projects, the Company sells ULFs to investors. Through the ULF program, an investor receives a warranty deed to an undivided fractional interest in a property and then contributes the deed to a land trust (the “Trust”) in exchange for a beneficial interest in the land trust. Concurrent with the transfer of the ULF, the investor enters into a joint development agreement with the Company. Concurrently the investor also appoints CAG as the holder of the power of direction in the Trust. The arrangement also provides for the appointment of an independent third party as trustee to manage the Trust and for the trustee and to take direction from CAG. Upon completion and sale of the improvements on the property, the land trust receives a fixed sum from the Company, the trustee distributes the proceeds to the ULF investor and re-conveys the deed covering the property back to the Company and cancels the beneficial interest in the land trust. If the land is not sold within 30 months of the transfer of the deed to the beneficiary of the Trust, the Company is required to increase the fixed sum by 1% per month.

The Company accretes interest on the ULF proceeds over a 32-month period. Accreted interest cost on the ULFs was $630,298 and $583,992 for the three months ended June 30, 2015 and 2014, respectively. As of June 30 and March 31, 2015, the Company owed principal of $27,551,866 and $27,496,329, respectively and interest of $9,739,696 and $9,109,398, respectively. If the Company repurchases the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. The unaccreted interest as of June 30 and March 31, 2015 was $66,046 and $142,990, respectively.

Certain ULF contracts totaling $2,496,000 at June 30 and March 31, 2015, respectively, provide for the Company to repay the ULF holders in Singapore dollars. Based on applicable exchange rates, an exchange loss of $55,537 was recorded for the three months ended June 30, 2015. Exchange rate gains or losses were not material for the three months ended June 30, 2014.

In March 2012, the Company entered into an arrangement with the power of interest in the Trust which governs how the proceeds from sales are to be distributed. Under the arrangement, as sales proceeds are received into escrow, the Company is to receive directly from escrow, prior to any payments being made to the Trust, the pro-rata share of the sales proceeds represented by the beneficial interests held by the Company. Based on the arrangement, the Company has netted the carrying value of its beneficial interests against the contract payable due to the Trust. The gross amounts of the beneficial interests and contracts payable to land trust and the resulting net amount are disclosed below as of June 30, 2015 and 2014:

	June 30, 2015	March 31, 2015
Contracts payable to land trust	$59,449,362	$58,763,257
Beneficial Interest held	(22,157,800)	(22,157,800)

Contracts payable to land trust, net	$37,291,562	$36,605,727

Note 6—Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at June 30, 2015 and 2014.

Note 7—Legal Proceedings

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

From time to time, the Company may be involved in various legal actions in the ordinary course of our business.

Note 8—Subsequent Events

The Company has executed a two-year $12 million construction loan with Romspen Investment Corporation, with the net proceeds being made available for operations and project development. The loan is secured by the Company’s interest in the land and the project, bears interest at 12.5% per annum, payable monthly, and requires advance fees of $690,734 upon the first draw. The loan closed on July 24, 2015, and the Company received the first draw of $5,625,552. The first draw includes $1,250,000 that is required to be set aside as an interest reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “Aina Le’a,” “our Company,” “we,” “us,” “our,” and similar names refer to Aina Le’a, Inc.

Overview and Recent Developments

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

Our Initial Project—The Villages of Aina Le’a

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

Since the favorable ruling, the Company has continued to negotiate with Bridge to complete the transaction contemplated under the PSA. Specifically, the Company, at this time, is focused on the installment purchase of the 1,011 acres of residential property (which, together with 27 acres of commercial property, adds up to a total of 1,038 surrounding acres). On April 24, 2015, DW filed litigation requesting specific performance to compel Bridge to complete the transaction with the Company. The Company has continued to negotiate in an effort to settle the litigation and complete the transaction. See “Part II. Item 1. Legal Proceedings.”

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

Critical Accounting Policies and Estimates

Our financial statements included in this Report have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since March 31, 2015.

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

Results of Operations

Aina Le’a is in the construction and development stage of Phase I of its sole project, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. Construction activity on the Villages project was substantially delayed from April 2011 until March 2015 due to difficulties in securing financing as a result of zoning challenges by the Hawaii State Land Use Commission. After a favorable judgment, we have now secured the necessary financing to resume construction activities and have determined that capitalization of interest cost was appropriate beginning April 1, 2015. We recorded net losses of $530,526 and $1,620,827 for the three months ended June 30, 2015 and 2014, respectively.

The 2015 loss was comprised primarily of $72,601 in management expenses, $71,321 in franchise taxes, $73,236 in accounting services, $85,562 in legal fees, a $55,537 foreign exchange loss and $75,295 in insurance costs. The 2014 loss included $1,210,070 in interest expense primarily from accreted interest on ULFs and amortization of loan fees, $83,095 in management expenses, $100,040 in accounting costs and $25,997 in travel costs.

Liquidity and Capital Resources

As of June 30, 2015, the Company had $7,631,852 in unrestricted cash, which is being used to fund ongoing operations and development for the Villages project. The Company had $33,458,088 in current liabilities, of which $25,625,600 related to contracts payable to the land trusts, which is not due until the sale of the Lulana Gardens townhomes commences. Such amount has been classified as current since the trustee has the right to demand payment of the principal by foregoing the related interest expense. As of June 30, 2015, the Company had total liabilities of $45,124,050, which included $2,612,807 in accounts payable, $4,836,481 in advances from related parties, which is payable on demand, $37,291,562 in contracts payable to the ULF investors, which is due and will be paid as the townhomes are sold (see Note 5 of the Notes to Financial Statements) and $383,200 payable to the internal revenue service for late filings.

The Company recorded a net loss of $530,526 and used cash from operating activities of $2,625,380 for the three months ended June 30, 2015, as compared to a net loss of $1,620,827 and cash used in operating activities of $249,685 for the three months ended June 30, 2014. The improvement in net income is mainly attributable to the lower interest expense due to the capitalization of interest costs in 2015 offset by slightly higher administrative costs. The Company expended $60,179 and $48,172 on the Phase 1 of the Villages project during the three months ended June 30, 2015 and 2014, respectively.

The Company used no cash for investing activities in 2015 or 2014 but used $2,017,001 and generated $237,964 in cash from financing activities during the three months ended June 30, 2015 and 2014, respectively. In 2015, the Company used $2,022,000 to satisfy the Goodfellow Bros. arbitration award, which was offset by $4,999 in advances from related parties. The cash inflow in 2014 was generated by advances from the Company’s CEO. As of June 30 and March 31, 2015, the Company held $7,631,852 and $12,274,233, respectively, in unrestricted cash and cash equivalents and had $85,000 held in escrow for the waterline bond as of June 30 and March 31, 2015. The decrease in cash relates to a pay-down of accounts payable, satisfaction of the Goodfellow judgement and a higher level of expenditures on the Villages project.

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

On July 24, 2015, the Company executed a two-year $12 million construction loan with Romspen Investment Corporation with the net proceeds being made available for operations and development. The loan is secured by the Company’s interest in 38 acres of the Lulana Gardens site, bears interest at 12.5% per annum, and is payable monthly. The first draw of $5,625,552 was received, and advance fees of $690,734 were paid. This first draw includes $1,250,000 that is required to be set aside as an interest reserve.

The Company is in the process of negotiating a $77 million bond issuance through Ziegler to pay off the ULF investors and an initial public offering which is expected to raise up to $24.75 million. No assurances can be made that any or all of such financings will close or that such amounts will be raised.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 4. Controls and Procedures

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures may not be effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of the material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

No changes were made to our control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities in the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds

On May 14, 2015, our registration statement on Form S-1 (File No. 333-201722) was declared effective for our initial public offering. On July 30, 2015, we filed Post-Effective Amendment No. 1 to such registration statement. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the initial public offering, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offerings shall be made only by means of a prospectus, as the same may be supplemented from time to time, which will become, or that is, as applicable, a part of the Company’s registration statement. As of the date of this Quarterly Report on Form 10-Q, no proceeds have been received or used from the sale of stock.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit Number	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

Date: August 14, 2015	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed by amendment.