Form 10-Q/A
period 2015-06-30
Aina Le'a Inc.
filed 2015-09-14
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Form 10-Q”), originally filed by Aina Le’a, Inc. on August 14, 2015, is being filed solely for the purpose of amending the Exhibit Index in Item 6 of Part II of the Form 10-Q and furnishing the XBRL exhibits indicated in such Item. In addition, a minor correction was made to the Statement of Operations to conform the use of brackets.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment does not otherwise amend, update, or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

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

See notes to financial statements

Aina Le’a, Inc.

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating Expenses
General and administrative	$474,989	$311,109

Operating loss	(474,989)	(311,109)
Interest expense, net	—	1,273,998
Other expenses, net	55,537	35,720

Loss from continuing operations before income taxes	(530,526)	(1,620,827)
Provision for income taxes	—	—

Net loss	$(530,526)	$(1,620,827)

Basic and diluted net loss per share	$(0.06)	$(0.21)

Weighted average number of shares used in calculating basic and diluted loss per share	9,099,544	7,819,544

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

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit Number	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

Date: September 14, 2015	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: September 14, 2015	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.