Form 10-Q
period 2015-09-30
Aina Le'a Inc.
filed 2015-11-16
CIK 1554923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 16, 2015: 9,084,056

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (unaudited)

Aina Le’a, Inc.
Balance Sheets

	(Unaudited)
	September 30, 2015	March 31, 2015
Assets
Cash and cash equivalents	$9,188,434	$12,274,233
Restricted cash	85,000	85,000
Prepaid expenses	1,332,598	803,238
Deposits and other assets	342,000	110,000
Total current assets	10,948,032	13,272,471
Real estate project in development	34,769,182	30,858,077
Loan fees, net of $14,806,800 and $15,056,929 in accumulated amortization	625,860	169,649
Total assets	$46,343,074	$44,300,197
Liabilities and shareholders’ deficit
Accounts payable	$2,338,540	$4,091,203
Arbitration award to contractor	—	2,022,000
Related party note and advances payable	4,876,355	4,791,482
Current portion—contracts payable to land trust	25,625,600	25,625,600
Other liabilities	559,408	383,200
Total current liabilities	33,399,903	36,913,485
Notes payable	5,427,518	—
Contracts payable to land trust	12,161,852	10,980,127
Total liabilities	50,989,273	47,893,612
Commitments and contingencies (Note 7)
Shareholders’ deficit
Preferred stock, $.001 par value; authorized 10,000,000 shares; None issued and outstanding at September 30 and March 31, 2015, respectively	—	—
Common stock, $.001 par value; authorized 50,000,000 shares;
9,084,056 and 9,099,544 shares issued and outstanding at September 30 and March 31, 2015, respectively	9,084	9,100
Additional paid in capital	31,245,783	31,245,767
Accumulated deficit	(35,901,066)	(34,848,282)
Total shareholders’ deficit	(4,646,199)	(3,593,415)
Total liabilities and shareholders’ deficit	$46,343,074	$44,300,197

See notes to financial statements

Aina Le’a, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Operating Expenses
General and administrative	$471,295	$236,528	$946,283	$547,657
Operating loss	(471,295)	(236,528)	(946,283)	(547,657)
Interest expense, net	(193,056)	(1,309,530)	(193,056)	(2,519,600)
Other income, net	142,093	55,243	86,556	19,522
Loss from continuing operations before income taxes	(522,258)	(1,490,815)	(1,052,783)	(3,047,735)
Provision for income taxes	—	—	—	—
Net loss	$(522,258)	$(1,490,815)	$(1,052,783)	$(3,047,735)
Basic and diluted net loss per share	$(0.06)	$(0.19)	$(0.12)	$(0.39)
Weighted average number of shares used in calculating basic and diluted loss per share	9,084,056	7,819,544	9,091,800	7,819,544

See notes to financial statements

Aina Le’a, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(1,052,783)	$(3,047,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	193,056	2,439,601
Foreign exchange gain	(86,556)	(19,522)
Changes in assets and liabilities:
Real estate project in development	(2,451,206)	—
Prepaid expenses	(432,338)	(58,896)
Deposits and other assets	(232,000)	—
Accounts payable	(1,752,663)	293,960
Other liabilities	77,404	—
Net cash used in operating activities	(5,737,086)	(392,591)
Cash flows from financing activities:
Loan fees paid	(662,082)	—
Proceeds from advances and notes payable from related parties	4,873	380,834
Judgment and note payable to contractor	(2,022,000)	—
Proceeds from notes payable	5,330,496	—
Net cash provided by financing activities	2,651,287	380,834
Net decrease in cash and cash equivalents	(3,085,799)	(11,757)
Cash and cash equivalents, beginning of period	12,274,233	19,596
Cash and cash equivalents, end of period	$9,188,434	$7,839
Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash transactions
Insurance financed through note payable	$97,022	$—
Foreign currency exchange gain	$86,556	$19,522
Interest capitalized into real estate project in development	$1,459,899	$—

See notes to financial statements

Notes to Financial Statements

Note 1. Basis of Presentation

Aina Le’a, Inc. (the “Company”) is in the business of acquiring and developing land for residential and commercial development. The Company’s initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. The Company intends to construct 384 town homes (“Lulana Gardens”), construct 48 villas (Whale’s Point) and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1 and has developed substantial infrastructure and commenced construction of 64 town homes.

The Company was incorporated in the State of Delaware in February 2012. Prior to February 2012, the Company operated as a Nevada limited liability company, Aina Le’a LLC (the “LLC”). The LLC was formed in April 2009 with DW Aina Le’a Development, LLC (“DW”) as its managing member and sole owner. In February 2012, the LLC was converted into the Company pursuant to a plan of conversion. In connection with the conversion, the Company issued 5,500,000 shares of common stock to DW. The assets and liabilities of the LLC were recorded by the Company at their historical cost. Since 2012, the Company has issued additional shares of its common stock in exchange for cash and a portion of the investors’ beneficial interests in the Trust (as defined later) and has 9,084,056 shares issued and outstanding as of November 16, 2015.

The unaudited condensed financial statements included herein include the accounts of Aina Le’a, Inc. The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed with the SEC on July 13, 2015. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2016 or any future period.

Note 2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash

Restricted cash consists of funds held for a construction bond for waterline infrastructure. The funds will be released when the waterline is completed and accepted by the Waikoloa Village Association.

Real Estate Project in Development

The real estate project under development is stated at cost. The Company capitalizes all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. The Company also capitalizes interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission. During the six months ended September 30, 2015 the Company resumed development activities and as a result, it capitalized $1,459,899 in interest. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of ULFs.

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

Estimated costs to complete are derived from estimates from the Company’s contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of September 30 and March 31, 2015, the Company determined that no write down from the carrying value of the project was required.

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

Outstanding shares

The number of shares of common stock outstanding has been adjusted from 9,099,544 to 9,084,056 due to an error made by the transfer agents in recording the shares issued.

Reclassifications

Certain prior year balances have been reclassified on the balance sheet in order to conform to the current year presentation.

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
The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company will file income tax returns in the U.S. federal jurisdiction and in Hawaii. The Company did not have any uncertain tax positions at September 30, 2015 and 2014.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at September 30, and March 31, 2015, as its review of such positions indicated that such potential positions were minimal. The Company is subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Concentrations and other Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institutions. As of September 30, 2015, the Company had cash funds in financial institutions that were $8,927,434 in excess of FDIC insurance limit. As of March 31, 2015, the Company had $12,000,000 in an account which is not covered by FDIC insurance. Restricted cash of $85,000 at both September 30 and March 31, 2015 was held by a bonding company.

The Company conducts its operations in the State of Hawaii, on the “Big Island” of Hawaii. Consequently, any significant economic downturn in the Hawaii real estate market could potentially have an effect on the Company’s business, results of operations and financial condition.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for our fiscal year ending March 31, 2017 and interim periods within the annual period. The Company is assessing whether the adoption of ASU 2015-03 will have a material impact to the Company’s financial statements.

Note 3. Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels provides management and administrative services to the Company through Relco Corp. ("Relco"), a management company controlled by Wessels. Relco received a 5% ownership interest in DW for management services provided to DW and the Company. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $5,330,496 and $2,400,000 at September 30, and March 31, 2015, respectively. From time to time Wessels, DW and Relco have advanced funds to the Company. Such advances are repaid without interest. The Company owed $2,350,577 and $2,345,704 as a result of advances from Wessels, DW and Relco as of September 30 and March 31, 2015, respectively. In addition, the Company owes Relco $78,689 as of September 30, 2015, which is included in accounts payable. Additionally, the Company’s CEO has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at September 30 and March 31, 2015.

Capital Asia Group Pte Ltd ("CAG") has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW, a shareholder of the Company, and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In June 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) December 31, 2012. The Company was unable to repay the note prior to its due date of December 31, 2012, and the note continues to accrue interest. The balance owed on the note was $2,525,778 and $2,445,778 as of September 30 and March 31, 2015, respectively. No commissions were paid to CAG for the three and six months ended September 30, 2015 and 2014.

Certain relatives of the Company’s CEO serve as controller and director of investor relations for the Company. For the six months ended September 30, 2015 and 2014, such individuals together earned $98,104 and $60,000, respectively. The Company owed $12,144 and $51,492 to such individuals as of September 30 and March 31, 2015, respectively.

The Company’s CEO, Relco, and DW have periodically advanced funds to the Company. These advances bear no interest, are due on demand and are unsecured.

Note and advances payable to related parties were comprised of the following as of September 30 and March 31, 2015:

	September 30, 2015	March 31, 2015
Advances from DW	$200,000	$200,000
Advances from CEO	2,150,577	2,145,704
Note payable to CAG president	2,525,778	2,445,778
Total:	$4,876,355	$4,791,482

Note 4. Real Estate Project in Development

The Company’s current real estate project in development (Phase 1) consists of approximately 61 acres with 384 townhomes (Lulana Gardens) and 48 luxury villas (Whale’s Point) on 38 acres and 70 residential lots on 23 acres (Ho’olei Village). The real estate project under development consists of the following at September 30 and March 31, 2015.

	September 30, 2015	March 31, 2015
Land acquisition	$6,019,751	$6,019,751
Planning, engineering and project management	923,144	882,272
Infrastructure	13,118,749	11,108,591
Townhome construction	5,601,949	5,505,116
Capitalized interest, taxes and lease payments	6,630,452	5,115,748
Legal and other finance costs	2,475,137	2,226,599
Total capitalized	$34,769,182	$30,858,077

The Company capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the town homes. Interest costs from April 1, 2011 through March 31, 2015 were expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the State Land Use Commission. From the inception of the project through March 31, 2015, the Company has expensed a total of $27,746,664 in interest costs including the amortization of loan costs. The Company resumed normal development activities in April 2015 and capitalized $1,459,899 for the six months ended September 30, 2015.

Note 5. Contracts Payable to Land Trust

To assist in its acquisition and development of real estate projects, the Company sells ULFs to investors. Through the ULF program, an investor receives a warranty deed to an undivided fractional interest in a property and then contributes the deed to a land trust (the “Trust”) in exchange for a beneficial interest in the land trust. Concurrent with the transfer of the ULF, the investor enters into a joint development agreement with the Company. Concurrently the investor also appoints CAG as the holder of the power of direction in the Trust. The arrangement also provides for the appointment of an independent third party as trustee to manage the Trust and for the trustee to take direction from CAG. Upon completion and sale of the improvements on the property, the land trust receives a fixed sum from the Company, the trustee distributes the proceeds to the ULF investor and re-conveys the deed covering the property back to the Company and cancels the beneficial interest in the land trust. If the land is not sold within 30 months of the transfer of the deed to the beneficiary of the Trust, the Company is required to increase the fixed sum by 1% per month.

The Company accretes interest on the ULF proceeds over a 32-month period. Accreted interest cost on the ULFs was $1,268,281 and $1,413,540 for the six months ended September 30, 2015 and 2014, respectively. As of September 30, and March 31, 2015, the Company owed principal of $27,410,273 and $27,496,329, respectively and interest of $10,377,179 and $9,109,398, respectively. If the Company repurchases the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. The unaccreted interest as of September 30 and March 31, 2015 was $23,731 and $142,990, respectively.

Certain ULF contracts totaling $2,496,000 at September 30 and March 31, 2015 provide for the Company to repay the ULF holders in Singapore dollars. Based on applicable exchange rates, exchange gains of $86,556 and $19,522 were recorded for the six months ended September 30, 2015 and 2014, respectively.

In March 2012, the Company entered into an arrangement with the power of interest in the Trust which governs how the proceeds from sales are to be distributed. Under the arrangement, as sales proceeds are received into escrow, the Company is to receive directly from escrow, prior to any payments being made to the Trust, the pro-rata share of the sales proceeds represented by the beneficial interests held by the Company. Based on the arrangement, the Company has netted the carrying value of its beneficial interests against the contract payable due to the Trust. The gross amounts of the beneficial interests and contracts payable to land trust and the resulting net amount are disclosed below as of September 30, 2015 and 2014:

	September 30, 2015	March 31, 2015
Contracts payable to land trust	$59,945,252	$58,763,257
Beneficial Interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$37,787,452	$36,605,727

Note 6. Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at September 30, 2015 and 2014.

Note 7. Legal Proceedings

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

The remaining property comprising the Villages has been the subject of a series of related agreements. Bridge Aina Le’a, LLC (“Bridge”) and Relco initially entered into a Purchase and Sale Agreement effective October 1, 2008, which was amended and restated by an Amended and Restated Purchase and Sale Agreement dated February 9, 2009 by and among Bridge, Relco, and DW, which was further amended by a First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement dated December 11, 2009 by and among Bridge, Relco, DW, and the Company, which was supplemented by a Supplemental Agreement Regarding First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement dated December 11, 2009 by and among Bridge, Relco, DW, and the Company (collectively, the “Previous PSA”).

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the State of Hawaii Land Use Commission (the “LUC”), whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17 million profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

After the favorable ruling, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property.

On or about April 24, 2015, DW and Relco filed suit against Bridge in the Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K) (the “April Lawsuit”). The plaintiffs sought specific performance by Bridge of the purchase of lots D-1-A and B-1-A pursuant to the Previous PSA.

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into that certain Purchase and Sale Agreement for Residential Property at Aina Le’a (the “PSA”). The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company agreed to purchase the property for a purchase price of $24 million, of which $10 million is due upon closing. The Company will issue a three-year note to Bridge for the balance of $14 million. Per the terms of the PSA, the note will bear interest at 12% per year, require monthly interest payments, and any remaining principal is due at maturity. There can be no assurance that the Company will close on the convertible note.  The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property within three years of the closing on the property.

Concurrently with the closing on the PSA, a Stipulation for Dismissal with Prejudice of the Complaint titled DW Aina Lea Development, LLC, et al. v. Bridge Aina Lea, LLC, Civil No. 15-1-0154 will be filed in connection with the April Lawsuit. In addition, a Withdrawal of the Notice of Pendency of Action will be filed with the Bureau of Conveyances of the State of Hawaii concurrently with the closing.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company is party to a lawsuit wherein its former parent company, DW, Relco and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County of Hawaii in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development did not address the likely impacts to the beaches at the Mauna Lani resort. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the County of Hawaii confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase I of the project once the supplemental environmental impact statement, town homes, and infrastructure are completed.

From time to time, the Company may be involved in various legal actions in the ordinary course of our business.

Note 8. Notes Payable

On July 24, 2015, the Company executed a two-year $12 million construction loan with Romspen Investment Corporation, with the net proceeds being made available for operations and project development. The loan is secured by the Company’s interest in the land and the project, bears interest at 12.5% per annum, payable monthly, and requires advance fees of $712,112 upon the first draw. The loan closed on July 24, 2015, and the Company has received draws amounting to $5,330,496. The loan requires $1,250,000 to be held by the lender as an interest reserve. The loan is personally guaranteed by the Company's CEO. The Company also issued two notes payable for financing of its various insurance policies. Notes payable is comprised of the following at September 30 and March 31, 2015.

	September 30, 2015	March 31, 2015
Romspen construction loan note	$5,330,496	$—
Notes payable for insurance	97,022	—
Total notes payable	$5,427,518	$—

Note 9. Subsequent Events

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres for the purchase price of $24 million, of which $10 million will be due upon closing.  The Company will issue a three-year note to Bridge for the balance of $14 million.  Per the terms of the agreement, the note will bear interest at 12% per year, require monthly interest payments, and any remaining principal is due at maturity. The agreement also provides the Company with an option to purchase approximately 27 acres of retail/commercial property within three years of the closing on the property. The loan is personally guaranteed by the Company's CEO.

The Company has an effective registration statement for its initial public offering, for which Newbridge Securities Corporation was approved by FINRA to serve as the Company's exclusive placement agent. The Company expects its shares to be traded over the NASDAQ Global Market under the symbol "AIZY" after the minimum 1,250,000 shares are sold.

On November 12, 2015, the Company executed a one-year $6 million land loan with Libo Zhang, a Chinese national, with the net proceeds being made available for the purchase of the 1,011 residential acres being acquired from Bridge. The loan is secured by the Company's interest in parcel D-1 B-1 and requires prepaid interest of $720,000 , which will be paid out of the gross proceeds. The Company has received $4,280,000 and will receive the final $1,000,000 once the remaining beneficial land owners have been assigned to the Trust. The loan is guaranteed by the Company's CEO, who will be paid a fee of $300,000 in exchange for a waiver of interest on his advances and his personal guaranty of the note to Bridge discussed above, the construction loan with Romspen Investment Corporation (see Note 8) and this loan.

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

Overview and Recent Developments

Aina Le’a Inc. is in the business of acquiring and developing land for residential and commercial development. Our initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. We intend to construct 384 town homes (“Lulana Gardens”), construct 48 villas (“Whale’s Point”), and develop 70 single-family residential lots (“Ho’olei Village”) for sale in Phase 1. As of the date of this report, we have developed substantial infrastructure and commenced construction of 64 town homes. The completion of the town homes, lots, required project infrastructure and onsite amenities are dependent on our success in obtaining additional debt or equity financing. Marketing of the Lulana Gardens town homes and the Ho’olei Village lots can begin once we file for and obtain the required approval of our homeowner’s association, update our real estate public filings with the Department of Commerce and Consumer Affairs in Hawaii, and have met certain requirements of our development obligations with the County of Hawaii.

Our principal executive offices are located at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738, and our telephone number is (808) 886-1702. Our website is www.ainalea.com.

Our Initial Project—The Villages of Aina Le’a

For our first project, we acquired Phase 1 of the Villages, consisting of 27 blocks for 384 town homes, 48 luxury villas and 70 single family lots aggregating 61 acres in Waikoloa, South Kohala, on the Big Island of Hawaii in the State of Hawaii, where we are building a residential multifamily townhome condominium project (with each lot being developed as a separate single-lot project or a phase of a multi-lot project), pursuant to Hawaii Revised Statutes Chapter 514B, as amended (“Condo Town Home Project”). We anticipate that the townhome units in the Condo Town Home Project will be offered for sale to moderate income families to satisfy State and County of Hawaii affordable housing requirements imposed on the project and the surrounding planned community described below. The remaining portion of Phase 1 is an additional 70 lots that will be developed separately. The 70-lot portion of the land is comprised of approximately 23 acres located on the east side of Phase 1, and the 27-block portion of Phase 1 is comprised of approximately 38 acres. Phase I is located within the Villages project, a 1,099 acre master-planned community.

The remaining property comprising the Villages has been the subject of a series of related agreements. Bridge Aina Le’a, LLC (“Bridge”) and Relco Corp. (“Relco”) initially entered into a Purchase and Sale Agreement effective October 1, 2008, which was amended and restated by an Amended and Restated Purchase and Sale Agreement dated February 9, 2009 by and among Bridge, Relco, and DW Aina Le’a Development, LLC (“DW”), which was further amended by a First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement dated December 11, 2009 by and among Bridge, Relco, DW, and the Company, which was supplemented by a Supplemental Agreement Regarding First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement dated December 11, 2009 by and among Bridge, Relco, DW, and the Company (collectively, the “Previous PSA”).

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the State of Hawaii Land Use Commission, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17 million profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

After the favorable ruling, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property. Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into that certain Purchase and Sale Agreement for Residential Property at Aina Le’a (the “PSA”). The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company agreed to purchase the property for a purchase price of $24 million, of which $10 million is due upon closing. The Company will issue a three-year note to Bridge for the balance of $14 million. Per the terms of the PSA, the note will bear interest at 12% per year, require monthly interest payments, and any remaining principal is due at maturity. There can be no assurance that the Company will close on the convertible note.  The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property within three years of the closing on the property. The PSA also requires the Company to make deposits for certain identified infrastructure improvements to the acreage, including a $2.0 million deposit for development and construction of a road and intersection at Queen Kaahumanu Highway.

From 2009 through September 30, 2015, we have raised approximately $44 million (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to approximately 1,139 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia. The proceeds have been used to acquire and fund the development of Phase 1.

The ULF sales were marketed through an exclusive marketing arrangement with Capital Asia Group (“CAG”), which, pursuant to a registered Public Offering Statement in Hawaii, allowed us to begin transferring 4,320 Lulana Gardens ULFs and 2,800 Ho’olei Village ULFs in Phase 1 to our investors. Investors are required to transfer their deeds into a designated land trust (the “Trust”), in exchange for a beneficial interest in the Trust, and sign a development agreement allowing the Company to develop the project. Upon completion and sale of the improvement on Phase I, the beneficial interest holders will receive a fixed sum plus accreted interest, if any, from the Company, and the related Trust will convey the deeds covering the improvements which are the subject of the Company’s sales. The current townhome ULFs have been transferred to land Trust No. 1 for Lulana Gardens. In January 2015, the trustee provided notice to the Company of its intent to resign, and has resigned effective April 13, 2015, when Emerald Hawaii Services, Inc., a Hawaii corporation, reached an agreement with the Company to replace HRD as trustee for Trust 1 and agreed to serve as trustee for Trust 2 when deeds are contributed. The Company anticipates completing the necessary documentation to allow the remaining warranty deeds to be contributed into Trust 2 in November 2015.

We have completed the engineering for the infrastructure needed to complete the town homes and have completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots on Phase 1. There can be no assurance that the Company will be able to sell the completed improvements or that we will realize the estimated value.

As an added potential benefit of our East Asian-focused ULF program, we believe that our East Asian ULF Trust interest holders are also ideally suited to introduce the Villages to prospective homebuyers, commercial real estate buyers and retail operators throughout East Asia. We believe that CAG’s extensive network of investors may enable our company to access buyers in China, Japan, Korea and other Asian markets, as well as to benefit from our ULF Trust interest holders input into residential product planning that appeals to potential buyers.

Acquisition of Additional Residential Lands

As discussed above, effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 acres of residential property within the Villages for a purchase price of $24 million. The Company will pay $10 million upon closing, which is scheduled for November 16, 2015, and will issue a three-year note to Bridge for the balance of $14 million.  Per the terms of the agreement, the note will bear interest at 12% per year, require monthly interest payments, and any remaining principal is due at maturity. The agreement also provides the Company with an option to purchase approximately 27 acres of retail/commercial property within three years of the closing on the property.

The initial land acquisition and development has been funded through (a) equity from the Company’s founders, (b) the sale of undivided land fractions to 1,056 Asian investors and (c) the sale of $16 million of the Company’s common stock to the Shanghai Zhongyou Real Estate Group (“ZY”). Additional working capital has been provided by the Company’s CEO and another shareholder and a $12 million construction loan. The Company expects to use a portion of the proceeds from its initial public offering to supplement its working capital requirements. During the five-year period in which the Company was protecting its urban zoning through the courts as noted above, the Company incurred extraordinary legal costs, very high accounting and auditing costs, corporate overhead unrelated to the project and approximately $27.7 million in financing costs which were expensed rather than capitalized as part of the project.

The Company is currently investigating opportunities for expansion in the Arizona and southern Nevada markets.

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

Pursuant to the JOBS Act of 2012, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board or the SEC.

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

Results of Operations

Aina Le’a is in the construction and development stage of Phase I of its sole project, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. Construction activity on the Villages project was substantially delayed from April 2011 until March 2015 due to difficulties in securing financing as a result of zoning challenges by the LUC. After a favorable judgment, we have now secured the necessary financing to resume construction activities and have determined that capitalization of interest cost was appropriate beginning April 1, 2015. We recorded net losses of $522,258 and $1,052,783 for the three and six months ended September 30, 2015, respectively. Net losses of $1,490,815 and $3,047,735 were recorded for the three and six months ended September 30, 2014, respectively.

The 2015 loss was comprised primarily of $152,601 in management expenses, $171,756 in legal fees, $133,867 in franchise taxes and licenses, $131,045 in accounting services, $88,920 in marketing costs, an $86,556 foreign exchange gain and $69,348 in insurance costs. The 2014 loss included $2,519,600 in interest expense primarily from accreted interest on ULFs and amortization of loan fees, $166,885 in management expenses, $136,806 in accounting costs, $63,791 in marketing costs and $45,352 in travel costs.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $9,188,434 in unrestricted cash, which is being used to fund ongoing operations and development for the Villages project. The Company had $33,399,903 in current liabilities, of which $25,625,600 related to contracts payable to the land trusts, which is not due until the sale of the Lulana Gardens town homes commences. Such amount has been classified as current since the trustee has the right to demand payment of the principal by foregoing the related interest expense. As of September 30, 2015, the Company had total liabilities of $50,989,273, which included $2,338,540 in accounts payable, $4,876,355 in advances from related parties, which is payable on demand, $5,427,518 in notes payable, $37,787,452 in contracts payable to the ULF investors, which is due and will be paid as the town homes are sold (see Note 5 of the Notes to Financial Statements) and $383,200 in estimated penalties to the internal revenue service for late filings and $176,208 in other accrued liabilities.

The Company recorded a net loss of $1,052,783 and used cash from operating activities of $5,737,086 for the six months ended September 30, 2015, as compared to a net loss of $3,047,735 and cash used in operating activities of $392,591 for the six months ended September 30, 2014. The improvement in net loss is mainly attributable to the lower interest expense due to the capitalization of interest costs in 2015 offset by slightly higher administrative costs. The Company expended $2,451,206 and $0 on the Phase 1 of the Villages project during the six months ended September 30, 2015 and 2014, respectively.

The Company used no cash for investing activities in 2015 or 2014 but generated $2,651,287 and $380,834 in cash from financing activities during the six months ended September 30, 2015 and 2014, respectively. In 2015, the Company received $5,330,496 in notes payable and used $2,022,000 to satisfy the Goodfellow Bros. arbitration award and paid $712,112 for loan fees. The cash inflow in 2014 was generated by advances from the Company’s CEO. As of September 30 and March 31, 2015, the Company held $9,188,434 and $12,274,233, respectively, in unrestricted cash and cash equivalents and had $85,000 held in escrow for the waterline bond as of September 30 and March 31, 2015. The increase in cash relates to the proceeds from the Romspen note offset by a pay-down of accounts payable, satisfaction of the Goodfellow judgement and a higher level of expenditures on the Villages project.

On October 31, 2014, the Company entered into a $25,000,000 financing transaction with Shanghai Zhongyou Real Estate Group consisting of a $16,000,000 sale of 1,280,000 shares of its common stock. In accordance with the terms of the original agreement, the $16,000,000 was to be used by the Company to acquire remaining 1,011 acres of residential property. On February 13, 2015, the shares were delivered to Shanghai Zhongyou Real Estate Group, who in turn waived any conditions and released the $16,000,000 to the Company. The Company incurred commissions and expenses of $1,460,860 related to the stock sale and is utilizing a portion of these funds for operating purposes. In addition, pursuant to the terms of this financing transaction, the Company may issue a secured convertible promissory note in the principal amount of $9,000,000 in favor of Shanghai Zhongyou Real Estate Group, though due to existing financing arrangements in place, neither party currently anticipates pursuing the $9,000,000 note.

On July 24, 2015, the Company executed a two-year $12 million construction loan with Romspen Investment Corporation with the net proceeds being made available for operations and development. The loan is secured by the Company’s interest in 38 acres of the Lulana Gardens site, bears interest at 12.5% per annum, and is payable monthly. The Company has drawn $5,330,496 from the loan, has accrued interest of $98,804 and has paid advance fees of $712,112. A $1,250,000 interest reserve is required by the lender.

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres for the purchase price of $24 million, of which $10 million will be due upon closing.  The Company will issue a three-year note to Bridge for the balance of $14 million.  Per the terms of the agreement, the note will bear interest at 12% per year, require monthly interest payments, and any remaining principal is due at maturity. The agreement also provides the Company with an option to purchase approximately 27 acres of retail/commercial property within three years of the closing on the property. There can be no assurance that the Company will close on the convertible note. On November 12, 2015, the Company received a loan, which together with the Company's working capital, has provided the funds necessary to close on the purchase of the 1,011 acres identified as Parcels B-1-A and D-1-A pursuant to the PSA.

The Company has an effective registration statement for its initial public offering, for which Newbridge Securities Corporation has been cleared by FINRA to serve as the Company’s exclusive placement agent. The Company is offering a minimum of 1,250,000 shares and a maximum of 2,000,000 shares. The Company expects its shares to be traded over the NASDAQ Global Market under the symbol "AIZY" after the minimum 1,250,000 shares are sold. The Company is in the process of negotiating a $77 million bond issuance through Ziegler to pay off the ULF investors. No assurances can be made that any or all of such financings will close or that such amounts will be raised.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

Our management believes that these weaknesses are due in part to the fact that we have historically had a small internal accounting and finance staff and thus lack the quantity of resources to fully implement a comprehensive level of review controls to properly evaluate the completeness and accuracy of our financial reporting. This lack of adequate accounting resources makes it challenging to maintain adequate disclosure controls. To remediate any potential weaknesses in our disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls. During the quarter ended September 30, 2015, the Company hired a full time certified public accountant to help ensure that financial records are adequately maintained and effective internal controls are put in place. If material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement, which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Changes in Internal Control over Financial Reporting

No changes were made to our control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

The remaining property comprising the Villages has been the subject of a series of related agreements. Bridge and Relco initially entered into a Purchase and Sale Agreement effective October 1, 2008, which was amended and restated by an Amended and Restated Purchase and Sale Agreement dated February 9, 2009 by and among Bridge, Relco, and DW, which was further amended by a First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement dated December 11, 2009 by and among Bridge, Relco, DW, and the Company, which was supplemented by a Supplemental Agreement Regarding First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement dated December 11, 2009 by and among Bridge, Relco, DW, and the Company.

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the State of Hawaii Land Use Commission, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17 million profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

After the favorable ruling, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property.

On or about April 24, 2015, DW and Relco filed suit against Bridge in the Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K) (the “April Lawsuit”). The plaintiffs sought specific performance by Bridge of the purchase of lots D-1-A and B-1-A pursuant to the Previous PSA.

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into that certain Purchase and Sale Agreement for Residential Property at Aina Le’a. The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company agreed to purchase the property for a purchase price of $24 million, of which $10 million is due upon closing. The Company will issue a three-year note to Bridge for the balance of $14 million. Per the terms of the PSA, the note will bear interest at 12% per year, require monthly interest payments, and any remaining principal is due at maturity. There can be no assurance that the Company will close on the convertible note.  The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property within three years of the closing on the property.

Concurrently with the closing on the PSA, a Stipulation for Dismissal with Prejudice of the Complaint titled DW Aina Lea Development, LLC, et al. v. Bridge Aina Lea, LLC, Civil No. 15-1-0154 will be filed in connection with the April Lawsuit. In addition, a Withdrawal of the Notice of Pendency of Action will be filed with the Bureau of Conveyances of the State of Hawaii concurrently with the closing.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company is party to a lawsuit wherein its former parent company, DW, Relco and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County of Hawaii in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development and did not address the likely impacts to the beaches at the Mauna Lani resort. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the County of Hawaii confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase I of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed.

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

Use of Proceeds

On May 14, 2015, our registration statement on Form S-1 (File No. 333-201722) was declared effective for our initial public offering. On July 30, 2015, we filed Post-Effective Amendment No. 1 to such registration statement. On August 26, 2015, we filed Post-Effective Amendment No. 2 to such registration statement, and on October 27, 2015, we filed Post-Effective Amendment No. 3 to such registration statement. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the initial public offering, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offerings shall be made only by means of a prospectus, as the same may be supplemented from time to time, which will become, or that is, as applicable, a part of the Company’s registration statement. As of the date of this Quarterly Report on Form 10-Q, no proceeds have been received or used from the sale of stock.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On November 12, 2015, the Company executed a Promissory Note (the “Note”) pursuant to which Libo Zhang, a Chinese national, agreed to loan $6,000,000 to the Company.  The Note matures in one year and incurs interest at a rate of 12% per annum.  The Company intends to use the net proceeds of the Note to finance the purchase of the 1,011 residential acres being acquired from Bridge pursuant to the PSA.

Pursuant to the related Mortgage, Security Agreement and Financing Statement (the “Mortgage”) dated November 12, 2015 by the Company in favor of Libo Zhang, the Note is secured by the Company's interest in parcel D-1 B-1 and requires prepaid interest of $720,000, which will be paid out of the gross proceeds. The Company has received $4,280,000 and will receive the final $1,000,000 once the related mortgage has been recorded. The Note is guaranteed by the Company's CEO, who will be paid a related guarantee fee as discussed herein.  In connection with the Note and the Mortgage, pursuant to a Side Letter dated November 11, 2015, DW also agreed to transfer 23,091 shares of the Company’s common stock to Libo Zhang in connection with the funding of the Note.  In addition, the Side Letter provides that if the Company holds the Note beyond six months, DW will transfer an additional 10,000 shares of the Company’s common stock to Libo Zhang.

Item 6. Exhibits

Exhibit Number	Exhibits
10.1	Form of Subscription Agreement (1)
10.2	Escrow Deposit Agreement, dated July 30, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (2)
10.3	Loan Agreement, dated July 24, 2015, by and among Aina Le'a, Inc. Emerald Hawaii Services, Inc. and Romspen Investment Corporation (2)
10.4	Amended and Restated Escrow Deposit Agreement, dated October 5, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (1)
10.5	Form of Selected Dealer Agreement (1)
10.6	Purchase and Sale Agreement for Residential Property at Aina Le’a, dated October 16, 2015, by and between Aina Le’a, Inc. and Bridge Aina Le’a, LLC (3)
10.7*	Promissory note, dated November 12, 2015
10.8*	Mortgage, Security Agreement and Financing Statement dated November 12, 2015 by Aina Le'a, Inc. in favor of Libo Zhang
10.9*	Side Letter, dated November 11, 2015, by and between Libo Zhang and DW Aina Le'a Development, LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2015.

(2)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on July 30, 2015.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 22, 2015.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.
Date:	11/16/2015	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer
Date:	11/16/2015	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibits
10.1	Form of Subscription Agreement (1)
10.2	Escrow Deposit Agreement, dated July 30, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (2)
10.3	Loan Agreement, dated July 24, 2015, by and among Aina Le'a, Inc. Emerald Hawaii Services, Inc. and Romspen Investment Corporation (2)
10.4	Amended and Restated Escrow Deposit Agreement, dated October 5, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (1)
10.5	Form of Selected Dealer Agreement (1)
10.6	Purchase and Sale Agreement for Residential Property at Aina Le’a, dated October 16, 2015, by and between Aina Le’a, Inc. and Bridge Aina Le’a, LLC (3)
10.7*	Promissory Note, dated November 12, 2015
10.8*	Mortgage, Security Agreement and Financing Statement dated November 12, 2015 by Aina Le'a, Inc. in favor of Libo Zhang
10.9*	Side Letter, dated November 11, 2015, by and between Libo Zhang and DW Aina Le'a Development, LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1 INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2015.

(2)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on July 30, 2015.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 22, 2015.

* Filed herewith.