Form 10-Q
period 2015-12-31
Aina Le'a Inc.
filed 2016-02-16
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at February 12, 2016: 9,108,056

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aina Le’a, Inc.

Balance Sheets

	(Unaudited)
	December 31, 2015	March 31, 2015
Assets
Cash and cash equivalents	$420,565	$12,274,233
Restricted cash	2,085,000	85,000
Prepaid expenses and other assets	3,173,271	803,238
Deposits	33,573	110,000
Total current assets	5,712,409	13,272,471

Real estate project in development	61,285,451	30,858,077
Loan fees, net of $14,924,345 and $15,056,929 in accumulated amortization	1,095,925	169,649

Total assets	$68,093,785	$44,300,197

Liabilities and shareholders’ deficit
Accounts payable	$2,432,991	$4,091,203
Arbitration award to contractor	—	2,022,000
Related party note and advances payable	4,965,755	4,791,482
Short-term debt	6,781,198	—
Current portion - contract payable to land trust	25,625,600	25,625,600
Other liabilities	652,726	383,200
Total current liabilities	40,458,270	36,913,485

Long-term debt	20,270,666	—
Contracts payable to land trust, net of current portion	12,816,890	10,980,127

Total liabilities	73,545,826	47,893,612

Shareholders' deficit
Preferred stock, $.001 par value; authorized 10,000,000 shares; None issued and outstanding at December 31 and March 31, 2015	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 9,084,056 and 9,099,544 shares issued and outstanding at December 31 and March 31, 2015, respectively	9,084	9,100
Additional paid in capital	31,245,783	31,245,767
Accumulated deficit	(36,706,908)	(34,848,282)
Total shareholders' deficit	(5,452,041)	(3,593,415)

Total liabilities and shareholders' deficit	$68,093,785	$44,300,197

See notes to financial statements

Aina Le’a, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Operating Expenses
General and administrative	$629,541	$323,994	$1,486,825	$871,651
Operating loss	(629,541)	(323,994)	(1,486,825)	(871,651)
Interest income (expense), net	(159,385)	(888,685)	(441,441)	(3,408,285)
Other income (expense), net	(16,916)	99,826	69,640	119,348
Loss from continuing operations before income taxes	(805,842)	(1,112,853)	(1,858,626)	(4,160,588)
Provision for income taxes	—	—	—	—

Net loss	$(805,842)	$(1,112,853)	$(1,858,626)	$(4,160,588)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.20)	$(0.53)

Weighted average number of shares used in calculating basic and diluted loss per share	9,084,056	7,819,544	9,090,940	7,819,544

See notes to financial statements

Aina Le’a, Inc.

Statements of Cash Flows

	Nine Months Ended December 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(1,858,626)	$(4,160,588)
Non-cash interest expense	441,441	3,288,284
Foreign exchange gain	(69,640)	(119,348)
Changes in assets and liabilities:
Restricted cash	(2,000,000)	—
Real estate project in development	(15,955,910)	(54,564)
Prepaid expenses and other assets	(360,411)	(167,843)
Deposits	76,427	—
Accounts payable	(293,496)	558,734
Other liabilities	138,381	—
Net cash used in operating activities	(19,881,834)	(655,325)

Cash flows from financing activities:
Loan fees paid	(949,691)	—
Proceeds from advances and notes payable from related parties	54,273	657,333
Repayment of notes payable	(605,082)
Arbitration Award to contractor	(2,022,000)	—
Proceeds from notes payable	11,550,666	—
Net cash provided by financing activities	8,028,166	657,333

Net increase (decrease) in cash and cash equivalents	(11,853,668)	2,008
Cash and cash equivalents, beginning of period	12,274,233	19,596
Cash and cash equivalents, end of period	$420,565	$21,604

Supplemental Disclosures:
Interest paid, cash	$3,900	$—
Income taxes paid	$—	$—

Non-cash transactions

Insurance financing	$31,198	$—
Interest capitalized, net	$2,523,408	$—
Real estate project costs financed by accounts payable	$1,364,716	$129,214
Real estate project costs financed by note payable	$14,000,000	$—
Other assets related to assumption of debt	$750,000	$—

See notes to financial statements

Notes to Financial Statements

Note 1. Basis of Presentation

Aina Le’a, Inc. (the “Company”) is in the business of acquiring and developing land for residential and commercial development. The Company’s initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. The Company intends to construct 384 town homes (“Lulana Gardens”), construct 48 villas (“Whale’s Point”) and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1 and has developed substantial infrastructure and commenced construction on 64 of the town homes. An additional 1,011 acres was acquired on November 17, 2015 from Bridge Aina Le’a, LLC (“Bridge”).

The Company was incorporated in the state of Delaware in February 2012. Prior to February 2012, the Company operated as a Nevada limited liability company, Aina Le’a LLC (the “LLC”). The LLC was formed in April 2009 with DW Aina Le’a Development, LLC (“DW”) as its managing member and sole owner. In February 2012, the LLC was converted into the Company pursuant to a plan of conversion. In connection with the conversion, the Company issued 5,500,000 shares of common stock to DW. The assets and liabilities of the LLC were recorded by the Company at their historical cost. Since 2012, the Company has issued additional shares of its common stock in exchange for cash and a portion of the investors’ beneficial interests in the Trust (as defined later) and has 9,108,056 shares issued and outstanding as of February 12, 2016.

The Company has an effective registration statement for its ongoing initial public offering, for which Newbridge Securities Corporation was approved by FINRA to serve as the Company’s exclusive placement agent in the best efforts offering. The Company expects its shares to be traded over the NASDAQ Global Market under the symbol “AIZY” after the minimum 1,250,000 shares are sold. As of the date of this Quarterly Report on Form 10-Q, no proceeds have been received or used from the sale of stock.

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

Restricted Cash

Restricted cash consists of funds held for construction consisting of an $85,000 bond for waterline infrastructure and $2,000,000 for the road and intersection infrastructure required by Bridge in connection with Company’s purchase of the 1,011 acres. The $85,000 will be released when the waterline is completed and accepted by the Waikoloa Village Association. The $2,000,000 will used to pay the road/intersection construction costs upon approval by the Hawaii Department of Transportation.

Prepaid Expense and other assets

On behalf of the Company’s infrastructure contractor, E. M. Rivera and Sons, Inc., the Company entered into a purchase agreement in the amount of $1,150,000 of equipment debt from American Savings Bank. The amount is considered a prepayment against future contracts for infrastructure construction. The Company secured a related short term note payable to American Savings Bank for the $1,150,000 (see Note 8 – Financing Activities).

The Company prepaid interest on a loan made from Libo Zhang on November 12, 2015 in the amount of $720,000. The prepaid interest is being amortized over 12 months, the term of the note.

Real Estate Project in Development

The real estate project in development is stated at cost. The Company capitalizes all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. The Company also capitalizes interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission (“LUC”). During the nine months ended December 31, 2015, the Company resumed development activities and as a result, it capitalized $2,523,408 in interest. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of Undivided Land Fractions (“ULFs”).

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

Land valuation and impairment of long-lived assets

The Company estimates the fair value of the project based upon the expected net proceeds from the sales of the units and lots, giving consideration to selling costs, the absorption period and estimated costs to complete. Proceeds from sales of Lulana Gardens and Ho’olei Village developments are estimated based upon comparable sales transactions and give consideration to affordable housing pricing limitations where applicable. The absorption period used gives consideration to the Company’s need to raise construction funding and complete development.

Estimated costs to complete are derived from estimates from the Company’s contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of December 31 and March 31, 2015, the Company determined that no write down from the carrying value of the project was required.

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

Outstanding shares

The number of shares of common stock outstanding was adjusted on July 31, 2015 from 9,099,544 to 9,084,056 due to an error made by the transfer agents in recording the shares issued.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company will file income tax returns in the U.S. federal jurisdiction and in Hawaii. The Company did not have any uncertain tax positions at December 31, 2015 and 2014.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at December 31, and March 31, 2015, as its review of such positions indicated that such potential positions were minimal. The Company is subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Concentrations and other Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institutions. As of December 31, 2015, the Company had cash funds of $154,033 in financial institutions that were in excess of FDIC insurance limit. As of March 31, 2015, the Company had $12,000,000 in an account which is not covered by FDIC insurance. Restricted cash consists of $2,085,000 and $85,000 at December 31 and March 31, 2015, respectively.

The Company conducts its operations in the state of Hawaii, on Hawaii Island. Consequently, any significant economic downturn in the Hawaii real estate market could potentially have an effect on the Company’s business, results of operations and financial condition.

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

The Company has entered into cost plus contracts with a guaranteed maximum price with a contractor to complete certain phases of the infrastructure of Phase 1 of the Villages. The Company has not obtained a performance bond from the contractor.

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

Note 3. Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels provides management and administrative services to the Company through Relco Corp. ("Relco"), a management company controlled by Wessels. Relco received a 5% ownership interest in DW for management services provided to DW and the Company. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $12,401,811 and $2,400,000 at December 31, and March 31, 2015, respectively. From time to time Wessels, DW and Relco have advanced funds to the Company. Such advances are repaid without interest, are due on demand and are unsecured. In November 2015, the Company agreed to accrue a $300,000 fee to Wessels for past services and his personal guaranty of various Company debt.  In December 2015, the Company entered into a clarification of the development agreement with DW in which certain terms were clarified and DW agreed to waive the $200,000 payable. The Company owed $2,399,977 and $2,345,704 as a result of advances from Wessels, DW and Relco as of December 31 and March 31, 2015, respectively. Additionally, the Company’s CEO has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at December 31 and March 31, 2015.

Capital Asia Group Pte Ltd ("CAG") has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In June 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) October 31, 2014, the maturity of the note. The Company was unable to repay the note prior to its due date of October 31, 2014, and the note continues to accrue interest. The balance owed on the note was $2,565,778 and $2,445,778 as of December 31 and March 31, 2015, respectively. No commissions were paid to CAG for the three and nine months ended December 31, 2015 and 2014.

Certain relatives of the Company’s CEO serve as controller and director of investor relations for the Company. For the nine months ended December 31, 2015 and 2014, such individuals together earned $168,323 and $120,921, respectively. The Company owed $11,719 and $51,492 to such individuals as of December 31 and March 31, 2015, respectively.

Following is a summary of note and advances to related parties:

	December 31, 2015	March 31, 2015
Advances from DW	$—	$200,000
Advances from CEO	2,399,977	2,145,704
Note Payable to CAG president	2,565,778	2,445,778
Total	$4,965,755	$4,791,482

Note 4. Real Estate Project in Development

The Company’s current real estate projects in development consist of approximately 61 acres with 384 townhomes (Lulana Gardens) and 48 luxury villas (Whale’s Point) on 38 acres, and 70 residential lots on 23 acres (Ho’olei Village) (collectively “Phase 1”). On November 17, 2015, the Company purchased and closed on the remaining 1,011-acres of residential property of the Villages from Bridge for $24,000,000. The Company paid $10,000,000 at closing and issued a three-year note to Bridge for the balance of $14,000,000. Real estate project in development costs are summarized as follows:

	December 31, 2015	March 31, 2015
Land acquisition	$30,284,277	$6,019,751
Planning, engineering and project management	1,076,058	882,272
Infrastructure Improvements	14,137,020	11,108,591
Townhome construction	5,614,391	5,505,116
Capitalized interest, taxes and lease payments	7,703,252	5,115,748
Legal and other finance costs	2,470,453	2,226,599
Total Capitalized	$61,285,451	$30,858,077

The Company capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the town homes. Interest costs from April 1, 2011 through March 31, 2015 were expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the LUC. From the inception of the project through March 31, 2015, the Company expensed a total of $27,746,664 in interest costs including the amortization of loan costs. The Company resumed normal development activities in April 2015 and capitalized $2,523,408 for the nine months ended December 31, 2015.

Note 5. Contracts Payable to Land Trust

To assist in its acquisition and development of real estate projects, the Company sells ULFs to investors. Through the ULF program, an investor receives a warranty deed to an undivided fractional interest in a property and then contributes the deed to a land trust (the “Trust”) in exchange for a beneficial interest in the land trust. Concurrent with the transfer of the ULF, the investor enters into a joint development agreement with the Company. Concurrently, the investor also appoints CAG as the holder of the power of direction in the Trust. The arrangement also provides for the appointment of an independent third party as trustee to manage the Trust and for the trustee to take direction from CAG. Upon completion and sale of the improvements on the property, the land trust receives a fixed sum from the Company, the trustee distributes the proceeds to the ULF investor and re-conveys the deed covering the property back to the Company and cancels the beneficial interest in the land trust. If the land is not sold within 30 months of the transfer of the deed to the beneficiary of the Trust, the Company is required to increase the fixed sum by 1% per month.

The Company accretes interest on the ULF proceeds over a 32-month period. Accreted interest cost on the ULFs was $1,906,403 and $2,029,958 for the nine months ended December 31, 2015 and 2014, respectively. As of December 31, and March 31, 2015, the Company owed principal of $27,427,189 and $27,496,329, respectively and interest of $11,015,301 and $9,109,398, respectively. If the Company repurchases the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. The unaccreted interest as of December 31 and March 31, 2015 was $6,490 and $142,990, respectively.

Certain ULF contracts totaling $2,496,000 at December 31 and March 31, 2015 provide for the Company to repay the ULF holders in Singapore dollars. Based on applicable foreign exchange rates, gains of $69,640 and $119,348 were recorded for the nine months ended December 31, 2015 and 2014, respectively.

In March 2012, the Company entered into an arrangement with the power of interest in the Trust which governs how the proceeds from sales are to be distributed. Under the arrangement, as sales proceeds are received into escrow, the Company is to receive directly from escrow, prior to any payments being made to the Trust, the pro-rata share of the sales proceeds represented by the beneficial interests held by the Company. Based on the arrangement, the Company has netted the carrying value of its beneficial interests against the contract payable due to the Trust. The amounts attributable to the beneficial interests and contracts payable to land trust is summarized as follows:

	December 31, 2015	March 31, 2015
Contracts payable to land trust	$60,600,290	$58,763,527
Beneficial interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$38,442,490	$36,605,727

Note 6. Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at December 31, 2015 and 2014.

Note 7. Legal Proceedings

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

The 1,011 acres of the Villages has been the subject of a series of related agreements. Bridge and Relco initially entered into a Purchase and Sale Agreement effective October 1, 2008 which was subsequently amended and supplemented (including to add the Company as a party) between February and December 2009 (collectively, the “Previous PSA”).

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the LUC, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as a land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a final favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

After the favorable ruling, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property.

On or about April 24, 2015, DW and Relco filed suit against Bridge in the Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K) (the “April Lawsuit”). The plaintiffs sought specific performance by Bridge of the purchase of the 1011 acres pursuant to the Previous PSA.

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into the Purchase and Sale Agreement for Residential Property at Aina Le’a (the “PSA”). The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company purchased the property for $24,000,000, of which $10,000,000 was paid at closing on November 17, 2015. The Company issued a three-year note to Bridge for the balance of $14,000,000. Per the terms of the PSA, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018.

Concurrently with the closing on the PSA, DW and Relco dismissed the April Lawsuit by filing (1) a Stipulation for Dismissal with Prejudice of the complaint, and (2) a Withdrawal of the Notice of Pendency of Action with the Bureau of Conveyances of the State of Hawaii.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company is party to a lawsuit wherein its former parent company, DW, Relco and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County of Hawaii in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development did not address the likely impacts to the beaches at the Mauna Lani resort. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the Hawaii County confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, town homes, and infrastructure are completed. The Company expects satisfactory completion of the supplemental environmental impact statement and believes that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay the Company’s development of the Villages.

From time to time, the Company may be involved in various legal actions in the ordinary course of our business.

Note 8. Financing Activities

Short-Term Debt

On October 27, 2015, the Company executed a $1,150,000 loan purchase agreement with American Savings Bank, F.S.B. (“ASB”). The agreement to purchase all the right, title and interest in and to the loans of E. M. Rivera & Sons, Inc. (“EMR”), our infrastructure contractor, is effective upon the final payment payable on August 31, 2016. The purchase is for eight loans made by ASB to EMR secured by a first priority security interest in and to the personal property of EMR. The terms of the promissory note require $150,000 due upon execution with the remaining $1,000,000 due in $250,000 installments due and payable on November 30, 2015, February 28, 2016, May 31, 2016 and August 31, 2016. The Company has paid $400,000 on the note as of December 31, 2015.

On November 12, 2015, the Company executed a one-year $6,000,000 land loan with Libo Zhang, a Chinese national, with the net proceeds made available for the purchase of the 1,011 residential acres acquired from Bridge. The loan is secured by a portion of Phase 1 (parcel D-1-B-1), bears interest at 12% per annum and matures on November 12, 2016. Interest of $720,000 was taken from of the gross proceeds at funding.

During the year, the Company executed two commercial premium finance agreements for various insurance policies with maturities of less than one year.

Following is a summary of short-term debt:

	December 31, 2015	March 31, 2015
Libo Zhang	$6,000,000	$—
American Savings Bank	750,000	—
First Insurance Funding	31,198	—
Total short-term debt	$6,781,198	$—

Long-Term Debt

On July 24, 2015, the Company executed and closed on a two-year $12,000,000 construction loan with Romspen Investment Corporation, with the net proceeds available for operations and project development. The loan is secured by the Company’s interest in a portion of Phase 1 (parcel D-1-B-2), bears interest at 12.5% per annum, payable monthly, and required advance fees of $712,112 upon the first draw. The Company received draws of $6,270,666. The loan requires an interest reserve of $1,250,000 to be held by the lender. The loan is personally guaranteed by the Company's CEO.

On November 17, 2015, the Company executed a three-year $14,000,000 land loan with Bridge, with the net proceeds made available for the purchase of the 1,011-acres. The loan is secured by a mortgage bearing interest at 12% per annum, payable, interest only, monthly and matures November 17, 2018.

Following is a summary of long-term debt:

	December 31, 2015	March 31, 2015
Romspen Investment Corporation	$6,270,666	$—
Bridge Aina Le'a, LLC	14,000,000	—
Total long-term debt	$20,270,666	$—

Note 9. Leases

The Company acquired three water well leases with the purchase of the 1,011-acres on November 17, 2015 (the “Effective Date”). The term of the lease terminates on the earlier of: the date that it and any related water system infrastructure are granted, conveyed, dedicated to a third party, or seven years. The lease is subject to a completion deadline that is seven years after the Effective Date. The rent applicable to the lease is an amount equal to annual county of Hawaii real property taxes on the leased sites and all other governmental or quasi-governmental fees or charges against the lease sites or the owner of the leased sites during the term, plus general excise tax, payable at least 15 business days before their due date, or upon earlier notice from the lessor.

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

Overview and Recent Developments

Aina Le’a, Inc. is in the business of acquiring and developing land for residential and commercial development. The Company’s mission is to build the finest integrated communities for high growth local economies.

Our initial project, known as the Villages of Aina Le’a (the “Villages”), consists of approximately 1,099 acres of land located on the Kohala Coast on the Hawaii Island in the state of Hawaii. The Company’s plans for the Villages include nearly 2,200 residential homes, a championship golf course, an exclusive lodge and a 440,000 square foot mixed use commercial center complete with medical facilities. The first phase of the Villages is a 61.4-acre land parcel (“Phase 1”), which consists of 38 acres, on which we intend to construct 384 town homes (“Lulana Gardens”) and 48 villas (“Whale’s Point”) on 38 acres and 23 acres comprised of 70 single-family residential lots (“Ho’olei Village”) for sale in Phase 1. As of the date of this report, we have developed substantial infrastructure and commenced construction of 64 town homes. On November 17, 2015, we completed our purchase of the 1,011 acres surrounding Phase 1, on which we began development activity, for further phases of residential development in the Villages, with an option to also acquire an additional 27 acres of commercial property (collectively, “Phase 2”).

During the next several years, we intend to focus primarily on overseeing the development, construction and sale of single-family homes, townhomes and lots in Phase 1 and development of lots in the remaining portions of the Villages community. Our long-term plan is to expand our business by entering other markets in the western United States within the next three to five years. We target these markets because we believe our business plan is more suited to areas containing significant volumes of undeveloped land along the inevitable “paths of progress” of the development of major western U.S. metropolitan areas. We are currently investigating opportunities for expansion in the Arizona and southern Nevada markets.

Our business strategy is focused on:

▪	Land acquisition;
▪	Planning & infrastructure development; and
▪	Managing the construction of improvements and sale of the real property.

The core of our business plan is to secure strategically located land on which residential communities can be developed, based on our understanding of population growth patterns and infrastructure development and surrounding housing values. We believe that our management team has the expertise to acquire large tracts of land and secure necessary entitlements in a relatively short time frame. We believe this creates an opportunity for the Company to secure high quality tracts that may have been overlooked.

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

Our Initial Project—The Villages of Aina Le’a

For our first project, we acquired Phase 1 of the Villages, consisting of 27 blocks for 384 town homes, 48 luxury villas and 70 single family lots aggregating 61.4 acres in Waikoloa, South Kohala, on Hawaii Island in the state of Hawaii. The Villages include a residential multifamily townhome condominium project (with each lot being developed as a separate single-lot project or a phase of a multi-lot project), pursuant to Hawaii Revised Statutes Chapter 514B, as amended (“Condo Town Home Project”). We anticipate that the townhome units being built in the Condo Town Home Project will be offered for sale to moderate income families to satisfy state and county of Hawaii affordable housing requirements imposed on the project and the surrounding planned community described below. The remaining portion of Phase 1 is an additional 70 lots that will be developed separately. The 70-lot portion of the land is comprised of approximately 23 acres located on the east side of Phase 1, and the 27-block portion of Phase 1 is comprised of approximately 38 acres. Phase 1 is located within the Villages project, a 1,099-acre master-planned community. The completion of the development of Phase 1 is dependent on our success in obtaining additional debt or equity financing. Marketing of the Lulana Gardens town homes and the Ho’olei Village lots can begin once we file for and obtain the required approval of our homeowner’s association, update our real estate public filings with the Department of Commerce and Consumer Affairs in Hawaii, and have met certain requirements of our development obligations with Hawaii County.

On the Kohala Coast, each resort has built its own utilities and infrastructure. In building the Villages, the Company is building its own water system, wastewater treatment, electrical distribution system, cable system, county roadways connecting to the major highway, the signalized intersection on the major highway and all internal roadways. This infrastructure is being developed in phases as each of the parcels are planned and developed for sale. Currently, the Company is finishing the infrastructure for Phase 1 of the Villages. The infrastructure will be expanded as each additional village is planned and approved for sale to luxury home builders. The Company has retained Schmidt & Curley, one of the leading golf course architects in the world, to design and supervise the construction and installation of a world-class tournament golf course. The Company expects the golf course to be planned and approved in 2016, with construction to commence in 2017.

The property comprising Phase 2 of the Villages has been the subject of a series of related agreements. Bridge Aina Le’a, LLC (“Bridge”) and Relco Corp. (“Relco”) initially entered into a Purchase and Sale Agreement effective October 1, 2008 (collectively, the “Previous PSA”), which was amended and supplemented (including to add the Company as a party) between February and December 2009.

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW Aina Le’a Development, LLC (“DW”) (as the predecessor entity to the Company as “Master Developer”) and the State of Hawaii Land Use Commission (“LUC”), whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable final decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

After the favorable ruling, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property. Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 acres of residential property and enter into the Purchase and Sale Agreement for Residential Property at Aina Le’a (the “PSA”). The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company purchased the remaining property for $24,000,000, of which $10,000,000 was paid upon closing on November 17, 2015. The Company issued a three-year note to Bridge for the remaining $14,000,000. Per the terms of the PSA, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. The PSA also requires the Company to make deposits for certain identified infrastructure improvements to the acreage, including a $2,000,000 deposit for development and construction of a road/intersection at Queen Kaahumanu Highway.

From 2009 through December 31, 2015, we have raised approximately $44,000,000 (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to approximately 1,139 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia. The proceeds have been used to acquire and fund the development of Phase 1. The ULF sales were marketed through an exclusive marketing arrangement with Capital Asia Group Pte Ltd (“CAG”), which, pursuant to a registered Public Offering Statement in Hawaii, allowed us to begin transferring 4,320 Lulana Gardens ULFs and 2,800 Ho’olei Village ULFs in Phase 1 to our investors. Investors were required to transfer their deeds into a designated land trust (the “Trust”), in exchange for a beneficial interest in the Trust, and sign a development agreement allowing the Company to develop the project. The contribution of the deeds into the associated trusts was completed in November 2015, with Emerald Hawaii Services, Inc. serving as the trustee of the trusts. Upon completion and sale of the improvement on Phase I, the beneficial interest holders will receive a fixed sum plus accreted interest, if any, from the Company, and the related Trust will convey the deeds covering the improvements which are the subject of the Company’s sales.

We have completed the engineering for the infrastructure needed to complete the town homes and have completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots on Phase 1. There can be no assurance that the Company will be able to sell the completed improvements or that we will realize the estimated value.

As an added potential benefit of our East Asian-focused ULF program and the direct investment in the Company by Shanghai Zhongyou Real Estate Group (“ZY”) (see “Liquidity and Capital Resources” below), we believe that our Asian investors are also ideally suited to introduce the Villages to prospective homebuyers, commercial real estate buyers and retail operators throughout East Asia. We believe that their extensive network of investors may enable our company to access buyers in China, Japan, Korea and other Asian markets, as well as to benefit from our ULF Trust interest holders input into residential product planning that appeals to potential buyers.

Acquisition of Additional Residential Lands

As discussed above, effective October 16, 2015, the Company entered into the PSA to purchase the remaining 1,011 acres of residential property within the Villages for a purchase price of $24,000,000. The Company paid $10,000,000 upon closing, on November 17, 2015, and issued a three-year note to Bridge for the balance of $14,000,000 (see Note 8 to the condensed unaudited financial statements).

The initial land acquisition and development has been funded through (a) equity from the Company’s founders, (b) the sale of ULFs to Asian investors, (c) the sale of $16,000,000 of the Company’s common stock to the ZY, (d) the $6,000,000 note to Libo Zhang, and (e) the $14,000,000 note to Bridge under the PSA. Additional working capital has been provided by the Company’s CEO and another shareholder and a $12,000,000 construction loan. The Company expects to use a portion of the proceeds from its initial public offering to supplement its working capital requirements. During the five-year period in which the Company was protecting its urban zoning through the courts as noted above, the Company incurred extraordinary legal costs, very high accounting and auditing costs, corporate overhead unrelated to the project and approximately $27,700,000 in financing costs which were expensed rather than capitalized as part of the project.

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

Results of Operations

Aina Le’a is in the construction and development stage of Phase 1 and Phase 2 of its initial project, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. Construction activity on the Villages project was substantially delayed from April 2011 until March 2015 due to difficulties in securing financing as a result of zoning challenges by the Hawaii Land Use Commission. After a favorable final judgment, we have now secured the necessary financing to resume construction activities and have determined that capitalization of interest cost was appropriate beginning April 1, 2015. We recorded net losses of $805,842 and $1,858,626 for the three and nine months ended December 31, 2015, respectively. Net losses of $1,112,853 and $4,160,588 were recorded for the three and nine months ended December 31, 2014, respectively. The improvement in net loss is mainly attributable to the lower interest expense due to the capitalization of interest costs in 2015 offset by slightly higher administrative costs.

The 2015 loss was comprised primarily of $441,441 in interest expense, $193,601 in management expenses, $339,587 in legal fees, $159,668 in franchise taxes and licenses, $184,591 in accounting services, $101,844 in marketing costs, $91,949 in travel costs, a $69,640 foreign exchange gain and $139,287 in insurance costs. The 2014 loss included $3,408,285 in interest expense primarily from accreted interest on ULFs and amortization of loan fees, $253,108 in management expenses, $98,215 in legal fees, $152,991 in accounting costs, $96,546 in marketing costs and $72,986 in travel costs.

Liquidity and Capital Resources

As of December 31, 2015, the Company had $420,565 in unrestricted cash, which is being used to fund ongoing operations and development for the Villages project. The Company had $40,458,270 in current liabilities, of which $25,625,600 related to contracts payable to the land trusts, which is not due until the sale of the Lulana Gardens town homes commences. This amount has been classified as current since the trustee has the right to demand payment of the principal by foregoing the related accreted interest expense. As of December 31, 2015, the Company had total liabilities of $73,545,826, which included $2,432,991 in accounts payable, $4,965,755 in advances from related parties, payable on demand, $6,781,198 in short term debt, $20,270,666 in long-term debt, $12,816,890 (net of current portion of $25,625,600) in contracts payable to the ULF investors, due and will be paid as the town homes are sold (see Note 5 to the condensed unaudited financial statements) and $383,200 in estimated penalties to the Internal Revenue Service for late filings and $269,526 in other accrued liabilities.

The Company recorded a net loss of $1,858,626 and used cash from operating activities of $19,881,834 for the nine months ended December 31, 2015, as compared to a net loss of $4,160,588 and cash used in operating activities of $655,325 for the nine months ended December 31, 2014. The Company expended $15,955,910 and $54,564 on Phase 1 and Phase 2 of the Villages project during the nine months ended December 31, 2015 and 2014, respectively.

The Company used no cash for investing activities in 2015 or 2014 but generated $8,028,166 and $657,333 in cash from financing activities during the nine months ended December 31, 2015 and 2014, respectively. In 2015, the Company received $11,550,666 in notes payable and used $2,022,000 to satisfy the Goodfellow Bros. arbitration award, repaid $605,082 on notes payable and paid $949,691 for loan fees. The cash inflow in 2014 was generated by advances from the Company’s CEO. As of December 31 and March 31, 2015, the Company held $420,565 and $12,274,233, respectively, in unrestricted cash and cash equivalents and had $2,085,000 and $85,000 of which $85,000 was held in a bond for the waterline and $2,000,000 was held in escrow for road/intersection costs as of December 31 and March 31, 2015 respectively. The decrease in cash relates to the proceeds from the Romspen Investment Corporation (“Romspen”) note and Bridge note offset by a pay-down of accounts payable, satisfaction of the Goodfellow judgement, purchase of the 1,011-acres and a higher level of expenditures on the Villages project.

On October 31, 2014, the Company entered into a financing transaction with ZY consisting initially of a $16,000,000 sale of 1,280,000 shares of its common stock. In accordance with the terms of the agreement, the $16,000,000 was primarily used by the Company to acquire the remaining 1,011 acres of residential property. On February 13, 2015, the shares were delivered to ZY, who in turn waived any conditions and released the $16,000,000 to the Company. The Company incurred commissions and expenses of $1,460,860 related to the stock sale. In addition, pursuant to the terms of this financing transaction, the Company may issue a secured convertible promissory note in the principal amount of $9,000,000 in favor of ZY, although due to existing financing arrangements in place, neither party currently anticipates pursuing the $9,000,000 note.

On July 24, 2015, the Company executed a two-year $12,000,000 construction loan with Romspen Investment Corporation with the net proceeds being made available for operations and development. The loan is secured by the Company’s interest in 38 acres of the Lulana Gardens site, bears interest at 12.5% per annum, and is payable monthly. The Company has drawn $6,270,666 from the loan, has accrued interest of $131,145 and has paid advance fees of $712,112. A $1,250,000 interest reserve is required by the lender. The Romspen loan will provide sufficient funds to allow completion of 32 townhomes to be available for sale mid-2016.

Effective October 16, 2015, the Company entered into the PSA with Bridge Aina Le’a, LLC (“Bridge”) to purchase the remaining 1,011 of residential acres for the purchase price of $24,000,000, of which $10,000,000 was paid in cash November 17, 2015, upon closing. The Company simultaneously issued a three-year note to Bridge for the balance of $14,000,000. Per the terms of the agreement, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The agreement also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. On November 12, 2015, the Company received a loan, which together with the Company's working capital from the sources described above, provided the necessary funds to close on the purchase of the 1,011-acres.

On October 27, 2015, the Company executed a $1,150,000 loan purchase agreement with American Savings Bank, F.S.B. (“ASB”). The agreement to purchase all the right, title and interest in and to the loans of E. M. Rivera & Sons, Inc. (“EMR”), our infrastructure contractor, is effective upon the final payment payable on August 31, 2016. The purchase is for eight loans made by ASB to EMR secured by a first priority security interest in and to the personal property of EMR. Repayment of the loans will be deducted from draws from on subsequent EMR infrastructure contracts.

The Company has an effective registration statement for its initial public offering, for which Newbridge Securities Corporation has been cleared by FINRA to serve as the Company’s exclusive placement agent. The Company is offering a minimum of 1,250,000 shares and a maximum of 2,000,000 shares. The Company expects its shares to be traded over the NASDAQ Global Market under the symbol "AIZY" after the minimum 1,250,000 shares are sold. The Company has negotiated a $77,000,000 bond issuance through the investment firm Ziegler Capital Markets (“Ziegler”) to pay off the ULF investors. Ziegler has agreed to complete the bond closing upon the guarantee of Certificates of Occupancy by Hawaii County. The remaining funds, after payment to the ULF investors, will be used to finance remaining portions of Phase 1 on 38 acres. No assurances can be made that any or all of such financings will close or that such amounts will be raised.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

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

Our management believes that these weaknesses are due in part to the fact that we have historically had a small internal accounting and finance staff and thus lack the quantity of resources to fully implement a comprehensive level of review controls to properly evaluate the completeness and accuracy of our financial reporting. This lack of adequate accounting resources makes it challenging to maintain adequate disclosure controls. To remediate any potential weaknesses in our disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls. During the nine months ended December 31, 2015, the Company hired a full time certified public accountant to help ensure that financial records are adequately maintained and effective internal controls are put in place. If material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement, which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Changes in Internal Control over Financial Reporting

No changes were made to our control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

The 1,011 acres of the Villages has been the subject of a series of related agreements. Bridge and Relco initially entered into a Purchase and Sale Agreement effective October 1, 2008, which was subsequently amended and supplemented (including to add the Company as a party) between February and December 2009 (collectively, the “Previous PSA”).

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the LUC, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a final favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

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

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into the Purchase and Sale Agreement for Residential Property at Aina Le’a. The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company purchased the property for $24,000,000, of which $10,000,000 was paid at closing on November 17, 2015. The Company issued a three-year note to Bridge for the balance of $14,000,000. Per the terms of the PSA, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018.

Concurrently with the closing on the PSA, DW and Relco dismissed the April Lawsuit by filing (1) a Stipulation for Dismissal with Prejudice of the complaint and (2) a Withdrawal of the Notice of Pendency of Action with the Bureau of Conveyances of the State of Hawaii.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company is party to a lawsuit wherein its former parent company, DW, Relco and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County of Hawaii in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development and did not address the likely impacts to the beaches at the Mauna Lani resort. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the County of Hawaii confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed. The Company expects satisfactory completion of the supplemental environmental impact statement and believes that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay the Company’s development of the Villages.

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

Use of Proceeds

On May 14, 2015, our registration statement on Form S-1 (File No. 333-201722) was declared effective for our initial public offering. On July 30, 2015, we filed Post-Effective Amendment No. 1 to such registration statement. On August 26, 2015, we filed Post-Effective Amendment No. 2 to such registration statement, and on October 27, 2015, we filed Post-Effective Amendment No. 3 to such registration statement. On November 20, 2015, we filed Post-Effective Amendment No. 4 to such registration statement. It was declared effective on November 25, 2015. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the initial public offering, nor shall there be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offerings shall be made only by means of a prospectus, as the same may be supplemented from time to time, which will become, or that is, as applicable, a part of the Company’s registration statement. As of the date of this Quarterly Report on Form 10-Q, no proceeds have been received or used from the sale of stock.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On November 12, 2015, the Company executed a Promissory Note (the “Note”) pursuant to which Libo Zhang, a Chinese national, agreed to loan $6,000,000 to the Company. The Note matures in one year and incurs interest at a rate of 12% per annum. The Company used the net proceeds of the Note to finance the purchase of the 1,011 residential acres acquired from Bridge pursuant to the PSA.

Pursuant to the related Mortgage, Security Agreement and Financing Statement (the “Mortgage”) dated November 12, 2015 by the Company in favor of Libo Zhang, the Note is secured by the Company's interest in parcel D-1 B-1 and requires prepaid interest of $720,000, which was paid out of the gross proceeds. The Company received $5,280,000 and the related mortgage was recorded. In connection with the Note and the Mortgage, pursuant to a Side Letter dated November 11, 2015, DW transferred 23,091 shares on December 8, 2015 of the Company’s common stock to Libo Zhang in connection with the funding of the Note. In addition, the Side Letter provides that if the Company holds the Note beyond six months, DW will transfer an additional 10,000 shares of the Company’s common stock to Libo Zhang.

Item 6. Exhibits

Exhibit
Number	Exhibits

10.1	Form of Subscription Agreement (1)

10.2	Amended and Restated Escrow Deposit Agreement, dated October 5, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (1)

10.3	Form of Selected Dealer Agreement (2)

10.4	Purchase and Sale Agreement for Residential Property at Aina Le’a, dated October 16, 2015, by and between Aina Le’a, Inc. and Bridge Aina Le’a, LLC (3)

10.5	Promissory Note, dated November 12, 2015 (4)

10.6	Mortgage, Security Agreement and Financing Statement dated November 12, 2015 by Aina Le'a, Inc. in favor of Libo Zhang (4)

10.7	Side Letter, dated November 11, 2015, by and between Libo Zhang and DW Aina Le'a Development, LLC (4)

10.8	Promissory note, dated November 17, 2015 (2)

10.9	Purchase-Money Mortgage Security Agreement and Financing Statement, dated November 17, 2015 by and between Aina Le’a, Inc. and Bridge Aina Le’a. LLC (2)

10.10*	Loan Purchase Agreement dated October 27, 2015 between American Savings Bank, F.S.B. and Aina Le’a, Inc.

10.11*	Waterline Infrastructure Contractor Agreement dated February 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

10.12*	Lulana Gardens Infrastructure Contractor Agreement dated June 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

10.13*	Access Roadway Improvements Contractor Agreement dated June 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

10.14*	Offsite Electrical Improvements Contractor Agreement dated June 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2015.
(2)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 4 to Form S-1 as filed with the Commission on November 20, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 22, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on November 16, 2015.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

Date: February 16, 2016	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: February 16, 2016	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibits

10.1	Form of Subscription Agreement (1)

10.2	Amended and Restated Escrow Deposit Agreement, dated October 5, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (1)

10.3	Form of Selected Dealer Agreement (2)

10.4	Purchase and Sale Agreement for Residential Property at Aina Le’a, dated October 16, 2015, by and between Aina Le’a, Inc. and Bridge Aina Le’a, LLC (3)

10.5	Promissory Note, dated November 12, 2015 (4)

10.6	Mortgage, Security Agreement and Financing Statement dated November 12, 2015 by Aina Le'a, Inc. in favor of Libo Zhang (4)

10.7	Side Letter, dated November 11, 2015, by and between Libo Zhang and DW Aina Le'a Development, LLC (4)

10.8	Promissory note, dated November 17, 2015 (2)

10.9	Purchase-Money Mortgage Security Agreement and Financing Statement, dated November 17, 2015 by and between Aina Le’a, Inc. and Bridge Aina Le’a. LLC (2)

10.10*	Loan Purchase Agreement dated October 27, 2015 between American Savings Bank, F.S.B. and Aina Le’a, Inc.

10.11*	Waterline Infrastructure Contractor Agreement dated February 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

10.12*	Lulana Gardens Infrastructure Contractor Agreement dated June 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

10.13*	Access Roadway Improvements Contractor Agreement dated June 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

10.14*	Offsite Electrical Improvements Contractor Agreement dated June 1, 2015 between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2015.
(2)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 4 to Form S-1 as filed with the Commission on November 20, 2015.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 22, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on November 16, 2015.

*	Filed herewith

-25-