Form 10-K
period 2016-03-31
Aina Le'a Inc.
filed 2016-07-14
CIK 1554923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

Commission file number 001-554923

AINA LE’A, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4447703
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

69-201 Waikoloa Beach Drive, #2617
Waikoloa, Hawaii	96738
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of September 30, 2015, the last business day of the most recently completed second fiscal quarter, was $53,653,975 based on fair market value as determined by the registrant’s board of directors.

As of July 13, 2016, there were 9,108,056 shares of the registrant’s common stock, par value $0.001 issued and outstanding.

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

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Aina Le’a,” “our Company,” “we,” “us,” “our,” and similar names refer to Aina Le’a, Inc and depending on the context, our wholly-owned subsidiaries.

ITEM 1. BUSINESS.

Overview

The Company selects strategic land assets in high barrier to entry markets in the western United States. The Company’s highly experienced management team purchases land for development, plans the community, zones and entitles the land, contracts for the installation of infrastructure, and sells to or partners with builders in the development of homes and community services. The process of developing a community will take several years to zone and develop the lots for sale to builders. The procedure of converting raw land to buildable home sites increases the value of the land.

The Company was incorporated in the State of Delaware in February 2012. Since its formation, the Company has operated as a developer of purpose-built communities. The initial start-up period has been directed to obtain and maintain the proper urban zoning with entitlements to design and build a golf course, a major retail and medical center, a lodge and approximately 2,200 homes. We currently have two subsidiaries, Lulana Gardens, LLC and Island Vistas, LLC, through which we expect to eventually operate two of our “villages.”

Our principal executive offices are located at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738, and our telephone number is (808) 886-1702. Our website is www.ainalea.com.

Our Initial Project -- The Villages of Aina Le’a

Our initial project, known as the Villages of Aina Le’a (the “Villages”), consists of approximately 1099 acres of land located on the Kohala Coast on the Hawaii Island in the state of Hawaii.  The Company’s plans for the Villages include nearly 2,200 residential homes, a championship golf course, an exclusive lodge, and a 440,000 square foot mixed use commercial center with medical facilities.  The first phase of the Villages is a 61.4-acre land parcel (“Phase 1”), which consists of 384 town homes (“Lulana Gardens”), 48 luxury villas (“Whale’s Point”) and 70 single family lots (“Ho’olei Village”) in Waikoloa, South Kohala, on Hawaii Island in the state of Hawaii. The Villages include a residential multifamily townhome condominium project (with each lot being developed as a separate single-lot project or a phase of a multi-lot project), pursuant to Hawaii Revised Statutes Chapter 514B, as amended (“Condo Town Home Project”). We anticipate the townhome units in the Condo Town Home Project will be offered for sale to moderate income families to satisfy state and county of Hawaii affordable housing requirements imposed on the project and the surrounding planned community described below. The remaining portion of Phase 1 is an additional 70 lots that will be developed separately. The 70-lot portion of the land is comprised of approximately 23 acres located on the east side of Phase 1, and the 27-block portion of Phase 1 is comprised of approximately 38 acres.

On the Kohala Coast, each resort has built its own utilities and infrastructure. In building the Villages, the Company is building its own water system, wastewater treatment, electrical distribution system, cable system, county roadways connecting to the major highway, a signalized intersection on the major highway and all internal roadways. This infrastructure is being developed in phases as each of the parcels are planned and developed for sale. Currently, the Company is finishing the infrastructure for Phase 1 of the Villages. The infrastructure will be expanded as each additional village is planned and approved for sale to luxury home builders. The Company has retained Schmidt & Curley, one of the leading golf course architects in the world, to design and supervise the construction and installation of a world-class tournament golf course. The Company expects the golf course to be planned and approved in 2016, with construction to commence in 2017.

The property comprising Phase 2 of the Villages has been the subject of a series of related agreements. Bridge Aina Le’a, LLC (“Bridge”) and Relco Corp. (“Relco”) initially entered into a Purchase and Sale Agreement effective October 1, 2008 (collectively, the “Previous PSA”), which was amended and supplemented (including the addition of the Company as a party) between February and December 2009.

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW Aina Le’a Development, LLC (“DW”) (as the predecessor entity to the Company as “Master Developer”) and the Hawaii State Land Use Commission (“LUC”), whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable final decision for the Company, confirming the urban zoning for the residential parcels within the Villages (the “Decision”).

After the Decision, the Company negotiated with Bridge and completed the purchase of the remaining 1,011 acres of residential property. Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into the Purchase and Sale Agreement for Residential Property at Aina Le’a (the “PSA”).  The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company purchased the remaining property for $24,000,000, of which $10,000,000 was paid upon closing on November 17, 2015. The Company issued a three-year promissory note to Bridge for the remaining $14,000,000. Per the terms of the PSA, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. The PSA also requires the Company to make deposits for certain identified infrastructure improvements to the acreage, including a $2,000,000 deposit for development and construction of a road/intersection at Queen Kaahumanu Highway. In connection with the PSA, the Company also entered into leases on three wells located within the Ouli Ahupua'a. Once developed, the Company anticipates that there will be sufficient water for the Villages.

From 2009 through March 31, 2016, we have raised approximately $44 million (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to 1,139 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia. The proceeds have been used to acquire and fund the development of Phase 1. The ULF sales were marketed through an exclusive marketing arrangement with Capital Asia Group (“CAG”), which, pursuant to a registered Public Offering Statement in Hawaii, allowed us to begin transferring 4,320 Lulana Gardens ULFs and 2,800 Ho’olei Village ULFs in Phase 1 to our investors. Investors are required to transfer their deeds into a designated land trust (the “Trust”), in exchange for a beneficial interest in the Trust, and sign a development agreement allowing the Company to develop the project. The contribution of the deeds into the associated trusts was completed in November 2015, with Emerald Hawaii Services, Inc. serving as the trustee of the trusts. Upon completion and sale of the improvement on Phase I, the beneficial interest holders will receive a fixed sum plus accreted interest, if any, from the Company, and the related Trust will convey the deeds covering the improvements which are the subject of the Company’s sales.

On October 31, 2014, we raised $16,000,000 for the sales of 1,280,000 shares of our common stock to the Shanghai Zhongyou Real Estate Group (“ZY”), a Chinese company in a private offering of the Company’s common stock at a price of $12.50.

We completed the engineering for the infrastructure needed to finish the townhomes, and completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots on Phase 1. There can be no assurance that the Company will be able to sell the completed improvements or that we will realize the estimated value.

As a potential added benefit of our East Asian-focused ULF program, we believe that our East Asian ULF Trust interest holders are also ideally suited to introduce the Villages to prospective homebuyers, commercial real estate buyers and retail operators throughout East Asia. We believe that CAG’s extensive network of investors will enable our company to access buyers in China, Japan, Korea and other Asian markets, as well as to benefit from our ULF Trust interest holders input into residential product planning that appeals to potential buyers.

Our Business Strategy

Our business strategy is focused on:

•	Land acquisition;
•	Planning & infrastructure development; and
•	Managing the construction of improvements and sale of the real property.

We intend to execute our business through the following steps:

•	Acquire an option or purchase contract of desirable development property.
•	Research and plan the real estate projects to serve the local market.
•	Develop a business plan and file for sub-division of the property into buildable parcels.
•	Fund the engineering and infrastructure development of the land parcels.
•	Select and employ an infrastructure engineering company and an infrastructure contractor.
•	Select and oversee relationship with builders for the construction of the improvements on the property.
•	Assist in the sale of builder’s homes or commercial buildings.

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

Additionally, we have developed a set of guidelines that address environmental responsiveness, resource efficiency, and cultural sensitivity. Some of our guidelines are:

•	planning of home site orientation;
•	preserving natural open space;
•	respecting Conservation Easements;

•	connecting our communities with walking and biking paths that provide easy access for meeting neighbors;
•	reserving land to provide public space for neighborhood public gardens;
•	establishing common areas irrigated with “gray water” along with rainwater collection and drip irrigation systems that will help minimize water usage;
•	ensuring that storm water runoff is filtered and/or treated by the use of wet ponds and vegetative filter strips prior to its release;
•	respecting the local history of the land and cultural diversity;
•	creating mixed-used communities that encourage foot traffic with less vehicular traffic; and
•	seeking opportunities to enhance our relationships with builders, partners, governmental agencies, and partnerships with environmental and community-based organizations.

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

We research and negotiate for entitled land to enable us to define the limits under which our capital and the investor capital will be engaged. The estimated time frame for the return of capital is dependent on the planning design time prior to the builder constructing the home for sale.

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

Equity Invested to Date

The Company built its real estate inventory through approximately $80 million of equity investments and secured borrowing of $20 million. Additionally, the Company acquired a $12,000,000 construction loan with Romspen Investment Corporation, an investment group. The repayment of the borrowings is projected to be made from revenue generated by the sale of local townhouses. The development of each phase of the Villages will be financed separately depending on the builder and joint venture partner.

Current and Future Properties

The Villages of Aina Le’a

The Company’s current project is ideally located in the center of the Gold Coast of Hawaii Island. The land has close proximity to ocean beaches, easy airport access, warm dry microclimate and a sloping topography, which allows a large portion of the home sites to have white water views of the ocean.

On November 17, 2015, the Company completed the purchase of 1,011 acres, which represents the second installment of the purchase of urban zoned land. Coupled with the first installment purchase of 61.4 acres, the additional 1,011 acres gives the Company ownership of 1,072.4 acres. The Company has an option to acquire an additional 27 acres of adjacent commercial property. The master planned development is known as the Villages of Aina Le’a. The land is planned for 20 villages consisting of approximately 2,200 single and multi-family housing units. In July 2015, the Company resumed infrastructure development for 384 local housing units. The Company has designed and permitted 1,200 square foot 3 bedroom townhomes and 1,520 square foot 4 bedroom townhomes. The townhomes are being constructed on terraced lots with park like green spaces between each set of 16 townhomes. The Company will market these units to qualified local buyers, to comply with Hawaii County’s affordable housing requirements.

The 1,072 acres of residential land owned by the Company is being divided into 20 individual villages of specific density and housing type. The first three villages are currently in construction; Lulana Gardens, Whales Point and Ho’olei.

Lulana Gardens — Lulana Gardens is a residential community designed for families. The 384 townhomes will have energy-saving appliances, low maintenance exteriors and roofs, private lanai gardens, and covered car ports, and each townhome fronts on an open space park area. The townhomes are three-bedroom, two-and-a-half bath homes of 1,200 square feet with 488 square feet of carport and storage and four- bedroom, two-and-a-half bath homes of 1,520 square feet with 488 square feet of carport and storage. The homes are expected to be sold at prices determined by Hawaii County under its affordable housing guidelines currently set at $375,000 to $409,000. The closing of sales in Lulana Gardens will commence in our third quarter of the fiscal year ending March 31, 2017.

Whale’s Point — Whale’s Point is planned as an upscale vacation rental project with 48 luxury villas having ocean views and amenities. It is comprised of 48 luxury condominium units that will be priced over $1.2 million each. The Whale’s Point village has started design planning and infrastructure development in the fourth quarter of the fiscal year ended March 31, 2016.

Ho’olei Village — Ho’olei (Crown of Flowers) Village is a luxury home building area consisting of 70 single family residential building lots, which will be joint ventured or sold to builders. The lots overlook the Pacific Ocean with views of the ocean and the immediate shore line. A considerable amount of the infrastructure for Ho’olei Village is developed with the infrastructure for Lulana Gardens. Ho’olei has been planned as a gated community and construction is expected to begin in the second half of the fiscal year ending March 31, 2017.

Hawaii Housing Demand

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

Western United States

We are pursuing a strategic expansion philosophy based on potential growth opportunities within what we believe are the growth areas in the western United States. We plan to grow by investing available capital in our existing Villages project and into operations and strategic acquisitions in new markets. After reviewing the market activity in the top ten sub-markets, we believe that within the next two to five years we can expand into two to five markets that have shown the following trends:

•	a rebound and growth in the employment rate over the past three to five years;
•	an unemployment rate below the national average;
•	positive population growth rates greater than the national average;
•	an increase in average home prices;
•	the presence of internationally recognized builders that have been active for a considerable amount of time;
•	being rated in the top 10 cities/markets moving in the direction of being environmentally sensitive either in their governmental attitudes or in their planning and entitlement processes for each city.

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

Homebuilding

As accomplished in Phase 1 of the Villages, the Company will contract with local homebuilders to construct single and multi-family homes in the residential communities. Homebuilders will be carefully selected to meet the specific needs of each project within each community. Each joint venture will be the subject of a written Joint Development Agreement (“JDA”), which will require the Company to provide the developed lots to the builder.

Each builder under a JDA will function as a general contractor, subcontracting the construction activities for our projects. We manage these activities with on-site supervisory personnel and informational and management control systems. Townhome construction in Phase 1 will be completed by a homebuilder, TrueStyle Pacific Builders, LLC, who builds affordable, sustainable homes and that deliver significant energy and cost savings in home maintenance and operation. We will engage independent architectural, design, engineering and other consulting firms to assist in project planning. We do not intend to have long-term contractual commitments with the subcontractors, consultants or suppliers of materials, who will be selected on a competitive bid basis. Under the JDA, each builder engages subcontractors for site improvement and for virtually all of the work involved in the construction of homes. We expect the builders to construct a home in approximately six to twelve months, depending upon design, the availability of raw materials and supplies, governmental approvals, local labor situation, time of year and other factors.

Sales and Marketing

The Company expects sales and sale closings in the third quarter of the fiscal year ending March 31, 2017. Townhouse sales will be marketed through local real estate brokers and sales representatives. Lot and luxury condo sales will be marketed through one or more international brokers. The Company has more than 1,050 Asian investors who could introduce the Company’s housing products into eleven Asian countries. One of our future directors, Mr. Zheng Wu, is the owner of a large building-home marketing company in Shanghai with offices in 9 provinces in the Peoples Republic of China.

Competition

We believe there are limited barriers to entry in our business. Current and future competitors may have more resources than we have. Our projects face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital. In transaction services, we face competition with other real estate firms in the acquisition and disposition of properties, and we compete with other sponsors of real estate for investors to provide the capital to allow us to make these investments. We also compete against other real estate companies who may be chosen by a broker-dealer as an investment platform instead of us. In management services, we compete with other properties for viable investors for properties. We believe that our broker dealers compete, or will compete, with institutions that provide or arrange for other types of financing through private or public offerings of equity or debt and from traditional bank financings.

Real estate development is a highly competitive business. We compete with numerous developers, builders and others for the acquisition of property. Currently, we are unaware of any companies that engage in the land syndication business in Hawaii at this time. However, there can be no assurance that companies will not begin engaging in this business in Hawaii, and as we attempt to expand our operations we will certainly be competing with other business ranging from large multinational corporations to small startup business such as ourselves. For additional information see “Item 1A. Risk Factors.”

Many of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do. To successfully compete in our industry, we will need to ensure:

•  investments in our projects are affordable;

•  we only invest in properties in well-priced locations;

•  our investment strategy is simple to understand; and

•  we provide outstanding customer service and rigid integrity in our business dealings.

However, there can be no assurance, even if we do these things, we will be able to compete effectively with the other companies in our industry. We believe we have the required management expertise in sourcing properties with good development potential and affordable price.

We are committed to work and communicate with our investors and sales consultants to identify their goals and needs, which will make it easier to continually provide them with the best products and services.

Intellectual Property

We have a trademark for our mark, “Aina Le’a.” We do not have any other intellectual property.

Government Regulations

Securities Laws

Under both federal and Hawaii law, syndication of land to various investors requires government approval.

Real Property Development

Land development permits and approvals are required to develop real property. These permits and approvals will vary depending on the land that is being developed.

The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations imposed by various federal, state and local authorities. In developing a community, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, the installation of utility services (water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers. Additionally, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of previously obtained approvals. (See “Risk Factors—Land development permits and approvals are required to develop real property. These permits and approvals will vary depending on the land that is being developed.”)

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

Environmental Compliance

We generally undertake a third-party phase 1 investigation of potential environmental risks when evaluating an acquisition. A “phase 1 investigation” is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release. A phase 1 investigation does not typically include any sampling. We may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation. We have completed an Environmental Impact Statement for the Villages project in Hawaii, which analyzes the effects on the surrounding community and land. The report and plan has been accepted by Hawaii County and published by the state of Hawaii for references in state agencies and libraries.

Federal, state and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities with respect to some properties. If transactions in which we are involved are delayed or abandoned as a result of these restrictions, our business could be adversely affected. Additionally, a failure by us to disclose environmental concerns to potential investors or third party buyers of the developed property may subject our company to liability. See “Item 1A. Risk Factors—Environmental regulations may adversely impact our business or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.”

Various environmental laws and regulations also can impose liability for the costs of investigating or remediating hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, we could be held liable as an operator for any such contamination, even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. Similarly, we are generally obliged, under debt financing arrangements on the properties owned by us, to provide an indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not always be available, or sufficient to cover our losses.

Employees

As of March 31, 2016, the Company had one part-time employee and six full-time employees. The Company also engages a number of temporary consultants to help staff the business.

Facilities

We currently lease approximately 870 square feet of space for our corporate headquarters at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii, 96738 under a sublease agreement on a month-to-month basis. Our monthly rent under the lease is approximately $2,305. We believe our Hawaii facilities are adequate for our current needs but will need to expand into larger facilities in the near future as development increases.

We also currently lease approximately 1,644 square feet of space for our Nevada office at 3097 East Warm Springs, Suite 300, Las Vegas, Nevada, 89120 under a lease agreement for a term of 36 months beginning November 1, 2015. Our monthly rent under the lease is $986 for the first six months, $1,644 for the next 18 months and $1,808 for the last 12 months. We believe our Nevada offices are adequate for our current needs and foreseeable future.

ITEM 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Macias Gini and O’Connell LLP, our independent registered public accounting firm for the fiscal year ended March 31, 2016, has included an explanatory paragraph in its report that accompanies our audited consolidated financial statements as of and for the year ended March 31, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment. In order to have sufficient cash to fund our operations, we will need to raise additional equity or debt capital in order to continue as a going concern, and we cannot provide any assurance that we will be successful in doing so. We have a pending initial public offering, in which we anticipate selling between $17,187,500 and $27,500,000 of newly issued common stock shares (see Note 15 to the consolidated financial statements).

We may not be able to refinance, extend or repay our indebtedness owed to our senior secured lender, which would have a material adverse effect on our business, financial condition, and results of operations and our ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to our lenders when they mature. As of July 13, 2016, we owed (i) approximately $6,000,000 to a Chinese national with a maturity date of November 12, 2016 and (ii) approximately $8,000,000 on a construction loan with Romspen Investment Corporation with a maturity date of July 24, 2017. Additionally, we are in default on the $14,000,000 land loan with Bridge due to defaults on other borrowings or a failure to make the required monthly interest payments. The entire balance of the total amount owed will, at the option of Bridge, without demand or notice, immediately become due and payable. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the debt, our lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, financial condition, and results of operations.

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

We have identified material weaknesses in our disclosure controls and procedures, and our management has concluded that our disclosure controls and procedures are ineffective. We cannot assure you that potential material weaknesses or significant deficiencies will not occur in the future. If our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff and thus lack the quantity of resources to fully implement a comprehensive level of review controls to properly evaluate the completeness and accuracy of our financial reporting.  This lack of adequate accounting resources has resulted in the identification of certain weaknesses in our disclosure controls and procedures.  Our management has concluded that our disclosure controls and procedures are ineffective such that the information relating to our company required to be disclosed in the reports we file with the Securities and Exchange Commission (the “SEC”) (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Our management believes that these weaknesses are due in part to the small size of our staff, which makes it challenging to maintain adequate disclosure controls. To address material weaknesses in our disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.  If material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement, which could result in the loss of investor confidence, delisting and/or cause the market price of our common stock to decline.

Our management has concluded that our internal control over financial reporting is not effective. Material weaknesses in our internal control over financial reporting could cause our financial reporting to be unreliable and could lead to misinformation being disseminated to the public.

Our management concluded that as of March 31, 2016, our internal control over financial reporting was not effective and that material weaknesses existed as of March 31, 2016 related to: (i) documentation of procedures, including procedures related to testing of internal controls and entity-level controls, disclosure review, and other analytics; (ii) the complexity in accounting for multi-phase real estate development projects, subsidiaries and potential variable interest entities, such that the Company will need to perform an assessment of the size and skills of the accounting function, as well as update the related policies and procedures and controls which will require additional training or staff; and (iii) accounting for stock based compensation.

Ineffectiveness of and material weaknesses in our internal controls could result in our financial reporting being unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. Errors in financial reporting might subject us to lawsuits. Moreover, if investors do not have confidence in our financial reporting, they may be relatively unwilling to buy or hold our stock, which could negatively affect our stock price and our access to capital.

The Company may be required to sell the properties partially developed in Phase I, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company requires additional funds to fully develop its properties. The Company has successfully secured funding to complete and connect the infrastructure required to begin town home sales in Phase I. Following the Supreme Court of Hawaii’s decision upholding the current zoning for the Villages project, the Company has secured a $12,000,000 construction loan through Romspen Investment Corporation. The Company has also negotiated a $77,000,000 bond issuance through the investment firm Ziegler Capital Markets (“Ziegler”) and has an effective registration statement for its pending initial public offering, in which the Company anticipates selling between $17,187,500 and $27,500,000 of newly issued common stock shares. No assurances can be made that such financing will close or that such amounts will be raised. If the Company is unable to secure sufficient funding to fully develop the properties, the Company may be required to sell the properties partially developed, which could decrease the margins and financial returns to the Company. The lower returns could affect the future value of the common stock.

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

Our strategy generally focuses on acquiring assets satisfying particular investment criteria, such as type or land development potential. We cannot guarantee, however, that our projects will have or, will be able to maintain, a significant amount of geographic diversity. As of March 31, 2016 our only project property was located in Hawaii. Geographic concentration of properties exposes our projects to economic downturns in the areas where the properties are located. A regional recession or other major, localized economic disruption in a region, such as earthquakes and hurricanes, in any of these areas could adversely affect our projects’ ability to dispose of properties. Any reduction in project revenues would effectively reduce the proceeds we generate from them, which would adversely affect our results of operations and financial condition.

Most states where we anticipate acquiring properties may require us to hold a license to obtain the properties. If we were to not comply with state regulations, we could be subject to penalties or fines (which could be a multiple of the amount received), restitution payments, termination of management agreements, and the suspension or revocation of any real estate broker licenses we may hold.

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

We have entered into construction services contracts with third-parties to provide construction services for Phase 1, and we expect to enter into similar third-party agreements with respect to properties we may acquire in the future. We do not supervise the third party personnel on a daily basis and we cannot assure you that they will construct improvements in a manner that is consistent with their obligations under their agreements. However, we use third-party inspectors to verify work done by third parties meets current state building codes and other requirements. Also, we cannot fully assure that they will not be negligent in their performance, engage in other criminal or fraudulent activity, or that these third parties will not otherwise default on their obligations to us. If any of the foregoing occurs, the relationships with our investors could be damaged and we could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If we are unable to sell the properties or we become subject to significant liabilities as a result of third-party performance issues, our operating results and financial condition could be substantially harmed.

To execute our business strategy, we or our new projects may be required to incur indebtedness to raise sufficient funds to purchase properties.

One of our business strategies is to develop new projects. The development of a new project requires the identification and subsequent acquisition of properties when the opportunity arises. In some instances, in order to effectively and efficiently complete a project, we may provide deposits for the acquisition of property or actually purchase the property for resale. If we do not have cash on hand available to pay these deposits or fund an acquisition, we may be required to incur additional indebtedness, which indebtedness may not be available on acceptable terms. If we incur substantial debt, we could lose our interests in any properties that have been provided as collateral for any secured borrowing, or we could lose our assets if the debt is recourse to us. Additionally, our cash flow from operations may not be sufficient to repay these obligations upon their maturity, making it necessary for us to raise additional capital or dispose of some of our assets. We cannot assure you that we will be able to borrow additional debt on satisfactory terms, or at all.

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

These conflicts include but are not limited to the following:

•	we may experience conflicts of interests with certain of our directors, officers and affiliates from time to time with regard to many of our investments, transactions and agreements in which they hold a direct or indirect pecuniary interest;

•	we may face conflicts of interests as to how we allocate prospective builders and other service providers among competing projects;
•	agreements and arrangements, including those relating to compensation, among us and our third party service providers, are generally not the result of arm’s-length negotiations; and
•	our executive officers will devote only as much of their time to projects as they determine is reasonably required, which may be substantially less than their full time; during times of intense activity in other projects, these officers may devote less time and fewer resources to a project than are necessary or appropriate to manage the project’s business.

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

The real estate industry can be volatile and is affected by changes in national, global and local economic conditions. We may also be affected by events such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. We are subject to various risks, many of which are outside our control, including:

•	real estate market conditions both on the Island of Hawaii, where our initial project is located, and in areas where potential customers reside;
•	decreased consumer spending for housing;
•	changing demographic conditions;
•	competitive overbuilding;
•	adverse weather conditions and natural disasters, such as mudslides, landslides and fires;
•	delays in construction schedules and cost overruns;
•	changes in government regulations or requirements;
•	increases in real estate taxes and other local government fees; and
•	availability and cost of land, materials and labor.

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

Our business is negatively impacted by periods of economic slowdown or recession, rising interest rates and declining demand for real estate. These economic conditions could have a number of effects, which could have a material adverse impact on certain segments of our business, including a decline in:

•	acquisition and disposition activity, with a corresponding reduction in funding raised from our ULF investors or these services;
•	the supply of capital invested in commercial real estate or in commercial real estate investors; and
•	the value of real estate, which would cause us to realize lower proceeds from property sales.

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

Should we sustain damage to our Phase 1 project or a potential occupant sustain an injury, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. The insurance coverage may not be sufficient to pay full damages if a substantial property loss or personal injury were to occur. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive, if any, might not be adequate to restore our economic position with respect to the property. If a significant loss took place, the remaining insurance under the applicable policy, if any, could be insufficient to adequately insure the remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than the current policy. A loss or an increase in premium as a result of a loss could decrease the income from or value of our Phase 1 property. Any decrease or loss in fees could have a material adverse effect on our financial condition or results of operations.

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

Additionally, we may be obliged, under the debt financing arrangements on the properties owned by us, to provide an indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not be available.

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

The ability of the ultimate buyers of our townhomes and condo to finance their purchases is generally dependent on their personal savings and availability of third party financing. Consequently, demand for housing and consequently, the land that we sell, will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. Levels of income and savings, including retirement savings, available to home purchasers can be affected by further declines in the capital markets. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, and result in fewer home sales or lower sale prices.

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

The remainder of the Villages project will be developed over time. Our medium and long-term profitability will be dependent on our ability to develop and market the Villages community successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals, to construct project infrastructure, recreation centers, model homes and sales facilities. It generally takes several years for a community under development to achieve cumulative positive cash flow. We cannot assure you that we will be able to successfully develop and market the Villages community. An inability to develop and market the Villages community successfully and to generate positive cash flows from sales of the improvements constructed on the Villages project in a timely manner would have an adverse effect on our ability to service debt and to meet our working capital requirements.

We are vulnerable to concentration risks because our initial operations have been limited to Hawaii Island, in the state of Hawaii.

Our real estate activities have to date been conducted entirely on Hawaii Island, in the state of Hawaii. This geographic concentration, combined with a limited number of projects that we plan to pursue, makes our operations more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Hawaii economy will affect our sales and, consequently, the underlying values of our properties. For example, the economy on Hawaii Island is heavily influenced by conditions in the service and tourism industries. During periods of weakness or instability in the tourism, we may experience reduced sales, particularly with respect to “high-end” properties, which can significantly affect our financial condition and results of operations. The Hawaii economy is dependent on the service industry (including tourism), government/military and businesses specializing in international trade. To the extent there is a significant reduction in tourism or in staffing levels of military or other government employers in the Hawaii area, we would expect to see reduced sales of lower priced homes due to a likely reduction in lower paying tourism and government-related jobs.

Fluctuations in market conditions may affect our ability to sell our land at expected prices, if at all, which could adversely affect our revenues, earnings and cash flows.

We are subject to the potential for significant fluctuations in the market value of our land inventory. There is a lag between the time we acquired control of the undeveloped land and the time that we can complete the improvements for sale to third parties. This lag time varies from site to site as it is impossible to determine in advance the length of time it will take to obtain government approvals and permits. The risk of owning undeveloped land can be substantial as the market value of undeveloped land can fluctuate significantly as a result of changing economic and market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing development or market. Material write-downs of the estimated value of our land inventory could occur if market conditions deteriorate. We could also be forced to sell land or lots for prices that generate lower profit than we anticipate, and may not be able to dispose of our investment in a timely manner when we find dispositions advantageous or necessary.

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

Currently, our only development project is the Villages at Aina Le’a project. As such, we are dependent upon the cash flow generated by this project as our principal source of funds in the future.

The failure of Hawaii County to establish a community facilities district for the Villages at Aina Le’a project could adversely affect our profitability.

Hawaii County has agreed to complete proceedings to establish a community facilities district that will issue land secured public bonds to finance public infrastructure improvements in the Villages project. To avoid delay in the development of this project, we advanced the funds to finance the construction of the infrastructure generally paid from the proceeds of these bonds. As such, we expect to be reimbursed our advances from these bonds when issued. If the County approves a district on terms that are not acceptable to us, the profitability of the project will be adversely affected because we will not be reimbursed or reimbursement may be delayed for our financial advances to enable the infrastructure improvements to be constructed.

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

In addition, the construction of improvements on the Villages project may be adversely affected by regulatory, administrative, enforcement or requirements of local, state or federal agencies affecting the use of the property for its intended purpose including, without limitation, habitat conservation or the protection of threatened or endangered species of plants and animals, and land use controls. Restrictions may also relate to air and water quality standards, noise pollution and indirect environmental impacts, such as increased motor vehicle activity. Changes in policies may result in substantial delays or the imposition of new conditions or restrictions on the ability to obtain permits and approvals for the Villages project, which could have a material adverse effect on our operations.

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

Hawaii Island is subject to adverse weather conditions and natural disasters such as hurricanes, earthquakes, droughts, tsunamis, floods and volcanic lava flows. While hurricanes have caused damage to other parts of Hawaii Island’s southeast area and our Villages project has not suffered any damage, such adverse weather conditions and natural disasters occurring in the future can and may have a significant effect on our ability to develop our residential communities. These weather patterns could cause delays and increase costs in the construction of new homes and the development of new communities. Additionally, if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected. Likewise, damage to new homes caused by these types of weather patterns may cause our insurance costs to increase.

The availability of water could delay or increase the cost of land development and adversely affect our future operating results.

The availability of water is becoming an increasingly difficult issue in the state of Hawaii. Many jurisdictions are now requiring that builders provide detailed information regarding the source of water for any new community that they intend to develop. We currently believe we have sufficient water to complete construction of the initial residential housing units and related improvements to be constructed on Phase 1 being developed at the Villages project. However, to undertake the development and construction of improvements on the adjacent 1,011 acres, the Company may need to drill wells and provide tanks and connections, the cost of which is estimated by the Company’s engineers to be approximately $28,000,000 or negotiate an agreement with local water companies to provide water service. A portion of this cost may or may not be reimbursed by a community facilities district.

Similarly, the availability of treatment facilities for waste-water and sanitary sewage is a growing concern. Many urban areas have insufficient resources to meet the demand for waste-water and sanitary sewage treatment. For example, the Villages project has no municipal wastewater treatment facilities. Although we are building a waste water and sewage facility for Phase 1 they will require expansion as each new phase of the project is placed in development. County wastewater treatment facilities are not expected to be available for many years in the area in which the Villages is located. The Company is in negotiations with a local wastewater treatment facility to provide service to the Villages. To the extent we are unable to find satisfactory solutions for the treatment of waste water and sewage with respect to our potential future development of the Villages, our operations could be adversely affected.

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

The homebuilding industry has from time to time experienced significant difficulties in the supply of materials and services, including with respect to: shortages of qualified trades people; labor disputes; shortages of building materials; unforeseen environmental and engineering problems; and increases in the cost of certain materials (particularly increases in the price of lumber, wall board and cement, which are significant components of home construction costs). When any of these difficulties occur, it will cause delays and increase the cost of constructing the homes or other properties in our projects. This could adversely affect the revenue we receive from home or other builders we participate with on sales of finished residences or commercial improvements on the properties.

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

We are vulnerable to concentration risks because we intend to focus primarily on the residential rather than commercial market.

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

Our performance is substantially dependent on sales of improvements constructed on the Villages. There can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to acquire and/or meet the expected development plans for the Villages project and any future properties we may acquire. We obtained a $12,000,000 construction loan and entered into a private transaction with ZY for a $16,000,000 sale of our common stock. In accordance with the terms of the original agreement, the $16,000,000 was primarily used by the Company to acquire the remaining 1,011 acres of residential property. If we are unsuccessful in generating positive cash flows, we could be forced to: abandon some of our development activities anticipated in the Villages project, including the development of sub-divisions and entitling the land for development; forfeit option fees and deposits; default on loans; and possibly be forced to liquidate a substantial portion of our asset holdings at unfavorable prices.

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

As a residential community developer, we will sometimes be expected by community residents to resolve any issues or disputes that arise in connection with the development of our communities. Sales may be negatively affected if any efforts made by it to resolve these issues or disputes are unsatisfactory to the affected residents, which in turn would adversely affect our results of operations. Additionally, our business and results of operations would be adversely affected if homebuilders we participate with in sales revenues are required to make material expenditures related to the settlement of these issues or disputes, or to modify our community development plans reducing the amount of profit we would participate in from the sale of homes.

Risks Related to ULF Financing

Should the Company fail to meet its obligations under the ULF program, the Company will be subject to penalty interest and could be removed as the developer for the Project.

The land upon which the Company’s town homes are being built is owned 95.85% by the land Trust, of which the Company owns 44.58% of the beneficial interests held by the Trust. As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 due to each of the holders of beneficial interests in the Trust at or prior to the end of 30 months from the date of the transfer of the deed. Accordingly, the Company has accrued a penalty interest of 1% per month on the $9,600 original investment as required. Additionally, the Company could be removed as developer of Phase 1 of the Project, 32 months after the last deed is delivered to the Trust. As of March 31, 2016, the last deed was delivered to the first Trust on October 1, 2012, and the contribution of the deeds to the second Trust was completed in November 2015. If no additional deeds were to be transferred to the Trust, the Company could be removed as developer of Phase 1 of the Project effective April 2016.

The Joint Development Agreement related to the ULFs provides that after 30 months from the recordation date, the Company could be compelled to repay the principal portion of the obligation ($9,100 per ULF) without further obligation to the Trust. Accordingly, we have classified as a current liability the principal related to the ULFs that have or will exceed 30 months from recordation amounting to $26,171,600 and $25,625,600 for the fiscal year ended March 31, 2016 and March 31, 2015, respectively.

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

Our ULFs are sold through third-party broker-dealers. While we have established an exclusive relationship with CAG, we expect to be required to enter into a new agreement with CAG for each new ULF financing we offer. In addition, we may be removed from CAG’s approved developer list at any time for any reason. We cannot assure you of the continued participation of CAG. While we intend to diversify and add new investment channels for our ULF financing, as of the date of this annual report, all of our ULFs have been offered and sold by CAG. Loss of our CAG relationship, or the failure to develop new relationships to cover our business through new investment channels, could have a material adverse effect on our business and results of operations.

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

Our ULF investors, are primarily located outside of the United States which subjects us to a number of risks associated with conducting international operations.

We market ULFs to individuals and entities outside of the United States, particularly in Asia. As a result, we are subject to risks associated with having international sales and operations, including:

•	Foreign currency exchange fluctuations;
•	Trade and foreign exchange restrictions;
•	Economic or political instability in foreign markets;
•	Changes in regulatory requirements;
•	Difficulties and costs of staffing and managing foreign operations;
•	Costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•	Costs of complying with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell undivided land fractions in certain foreign markets, and the risks and costs of non-compliance;
•	Heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
•	The potential for political unrest, acts of terrorism, hostilities or war;
•	Management communication and integration problems resulting from cultural differences and geographic dispersion; and
•	Multiple and possibly overlapping tax structures.

Our business, including the ULF financings, may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Furthermore, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors and agents have complied or will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our solutions and could have a material adverse effect on our business and results of operations. If we are unable to successfully manage the challenges of international operations, our business and operating results could be adversely affected.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and will increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, along with other items, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other matters, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We have hired additional employees to comply with these requirements, but we may need to hire other employees in the future or engage outside consultants, which will increase our costs and expenses.

Additionally, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As long as we remain an “emerging growth company”, as defined in the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”. These exemptions include, but are not limited to, not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” as of the following January 31.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the preceding three-year period.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•	the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 49.19% of our outstanding shares of common stock as of July 13, 2016. In particular, Robert Wessels, our chief executive officer and the chairman of our board of directors, beneficially owns approximately 7.01% of our outstanding shares of common stock as of July 13, 2016. As a result, these stockholders, acting together, are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders. Additionally, this concentration of ownership may adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

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

Under our certificate of incorporation, our board of directors is authorized to issue up to 10 million shares of preferred stock, none of which shares were issued and outstanding as of March 31, 2016. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock, which could negatively affect the market for our common stock. Preferred shares would also have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We do not currently have plans to issue any additional shares of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 870 square feet of space for our corporate headquarters at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738 under a sublease agreement on a month-to-month basis. Our monthly rent under the sublease is approximately $2,305. We also currently lease approximately 1,644 square feet of space for our Nevada office at 3097 East Warm Springs, Suite 300, Las Vegas, Nevada, 89120 under a lease agreement for a term of 36 months beginning November 1, 2015. Our monthly rent under the lease is $986 for the first six months, $1,644 for the next 18 months and $1,808 for the last 12 months. We believe our facilities are adequate for our current needs and for the foreseeable future.

The Company commenced operations in December 2009 with the acquisition of Phase 1 (61 acres) of a 1,099-acre development we call the Villages. In Phase 1, the Company has obtained the zoning, engineering and permit approvals, and the Company expects to build 384 townhomes (Lulana Gardens) and 48 rental villas (Whale’s Point) for sale on 38 acres of the property. The Company also anticipates preparing 70 single family luxury lots (Ho’olei Village) which will be sold to builders of high end homes.

Lulana Gardens is expected to consist of 48 buildings with eight townhomes per building for a total of 384 units. It has been fully designed and all 384 units have been approved and permitted by the Hawaii County Building Division. The units will be constructed on 24 fully developed building pads, of which 32 townhomes have foundations, plumbing and vertical construction in progress. Each building has been contracted for vertical construction at a fixed cost of $1,179,855 or $147,482 per unit. This cost includes vertical construction, utility connections, landscaping and drive courts. There are currently 32 units in various stages of vertical construction in Lulana Gardens ranging from 58% up to 95% complete. Of these, there are 24 units that are considered substantially complete.

Whale’s Point is planned as a luxury resort-style gated community consisting of 48 units encompassing 4.14 acres. The units vary in size and will be packaged with high-end amenities at an average cost of $581,250 per unit. The projected construction budget for this village totals $27,919,710.

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

Our initial fund raising activities from our ULF program for the acquisition of Phase 1 has 1,139 overseas investors. The program is marketed by CAG and represents a strong marketing connection with individuals in Singapore, Kuala Lumpur, Hong Kong, Japan and Australia. During the 2009 to 2013 financial crisis in the US real estate industry, the ULF program provided the Company the funds for acquisition and initial development of Phase 1. ULF investors are repaid a fixed amount plus penalty interest, if any, from the sale of each completed building. The fixed amount from each sale is paid to the Trust and released to the investor in conjunction with the termination of the investor’s beneficial interest in the Trust. Townhouse sales closings are projected to commence in the second half of calendar 2016. However, there can be no assurance that closings from townhouse sales will be realized by December 31, 2016. We do not plan on utilizing the ULF program to raise additional funds for Phase 1 but may utilize the ULF program again in the future for new acquisitions of land.

From December 2009 through March 31, 2016, ULF investors provided $44,000,000 before fees and commissions to the Company for the development of the Phase 1 parcel and the infrastructure and the construction of townhouses for sale.

From January 2010 until November 25, 2014, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the LUC, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in exchange for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a favorable final decision for the Company, confirming the urban zoning for the residential parcels within the Villages.

After the favorable ruling, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property. Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into the Purchase and Sale Agreement for Residential Property at Aina Le’a (the “PSA”). The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company purchased the remaining property for $24,000,000, of which $10,000,000 was paid upon closing on November 17, 2015. The Company issued a three-year promissory note to Bridge for the remaining $14,000,000. Per the terms of the PSA, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. The PSA also requires the Company to make deposits for certain identified infrastructure improvements to the acreage, including a $2,000,000 deposit for development and construction of a road/intersection at Queen Kaahumanu Highway. In connection with the PSA, the Company also entered into leases on three wells located within the Ouli Ahupua'a. Once developed, the Company anticipates that there will be sufficient water for the Villages.

ITEM 3. LEGAL PROCEEDINGS.

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

The 1,011 acres of the Villages has been the subject of a series of related agreements. Bridge and Relco initially entered into a Purchase and Sale Agreement effective October 1, 2008, which was subsequently amended and supplemented (including the addition of the Company as a party) between February and December 2009.

From January 2010 until November 25, 2014, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the LUC, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in consideration for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a final favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages (the “Decision”).

After the Decision, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property.

On or about April 24, 2015, DW and Relco (collectively the “Plaintiffs”) filed an action against Bridge in the Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K) (the “April Lawsuit”). The Plaintiffs sought specific performance by Bridge of the purchase of lots D-1-A and B-1-A pursuant to the Previous PSA.

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into the Purchase and Sale Agreement for Residential Property at Aina Le’a. The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company agreed to purchase the property for a purchase price of $24,000,000, of which $10,000,000 was paid at closing on November 17, 2015. The Company issued a three-year promissory note to Bridge for the balance of $14,000,000 (the “Note”). Per the terms of the PSA, the Note bears interest at 12% per annum, requires monthly interest payments, and any remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018.

Concurrently with the closing on the PSA, DW and Relco dismissed the April Lawsuit by filing a Stipulation for Dismissal with Prejudice of the complaint and a Withdrawal of the Notice of Pendency of Action with the Bureau of Conveyances of the State of Hawaii.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company, is party to a lawsuit wherein its former parent company, DW, Relco, and Hawaii County (the “County”) are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01- 005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County, in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development, failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the County confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed. The Company expects satisfactory completion of the supplemental environmental impact statement and believes that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay the Company’s development of the Villages.

In addition to the above, we, at times, may be a party to claims and suits in the ordinary course of business. Given the uncertainty surrounding litigation and our inability to assess the likelihood of a favorable outcome, it is possible that the resolution of any litigation could have a material adverse effect on our consolidated financial position, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 31, 2016, the Company had authorized 50,000,000 and 10,000,000 shares of common stock and preferred stock, respectively, and had 9,108,056 shares of common stock and no preferred stock issued and outstanding. The Company intends to list its common stock on the NASDAQ Global Market under the symbol AIZY. As of the date of this filing, no trading price or volume history is available.

General

The following description summarizes the most important terms of our capital stock. We have adopted an amended and restated certificate of incorporation and amended and restated bylaws, and this description summarizes the provisions included in such documents. Because it is only a summary, it does not contain all the information that may be important to an investor. For a complete description of the matters set forth in this section, please refer to our amended and restated certificate of incorporation and amended and restated bylaws, which are included as exhibits to this annual report, and to the applicable provisions of Delaware law. Immediately following the completion of our initial public offering, our authorized capital stock will consist of 50,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.001 par value per share.

As of July 13, 2016, there were 9,108,056 shares of our common stock issued and outstanding and no shares of our preferred stock outstanding. Our board of directors is authorized, without stockholder approval, to issue additional shares of our capital stock.

Holders

As of July 13, 2016, we had approximately 500 shareholders of our common stock.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of outstanding shares of common stock are entitled to receive ratably any dividends declared by our board of directors out of assets legally available. See the section entitled “Dividend Policy.” Upon our voluntary or involuntary liquidation, dissolution or winding up, holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding shares of preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption rights or sinking fund provisions applicable to the common stock.

Preferred Stock

As of July 13, 2016, no shares of preferred stock were outstanding. Pursuant to our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue from time to time up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, liquidation preference, sinking fund terms and the number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying, deterring or preventing a change in control. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock or even the ability to issue preferred stock could also have the effect of delaying, deterring or preventing a change in control. We do not currently have plans to issue any shares of preferred stock.

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

Board classification

Our board of directors is divided into three classes. The directors in each class will serve for a three-year term, one class being elected each year by our stockholders. Additionally, directors may only be removed for cause. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of us because it generally makes it more difficult and takes more time for stockholders to replace a majority of the directors.

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

Delaware anti-takeover statute

We are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. In general, Section 203 prohibits a publicly held Delaware corporation from engaging, under certain circumstances, in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder unless:

•	prior to the date of the transaction, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
•	upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, calculated as provided under Section 203; or
•	at or subsequent to the date of the transaction, the business combination is approved by our board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66-2/3% of the outstanding voting stock which is not owned by the interested stockholder.

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

The provisions of Delaware law and the provisions of our amended and restated certificate of incorporation and amended and restated bylaws could have the effect of discouraging others from attempting hostile takeovers. As a consequence, they might also inhibit temporary fluctuations in the market price of our common stock that often result from actual or rumored hostile takeover attempts. These provisions might also have the effect of preventing changes in our management. It is possible that these provisions could make it more difficult to accomplish transactions that stockholders might otherwise deem to be in their best interests.

Initial Public Offering

In May 2015, the Company’s initial registration statement (No. 333-201722) was declared effective and management began selling 2,000,000 additional shares in connection with its initial public offering. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by the Company pursuant to the initial public offering. There shall not be any offer or sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offerings shall be made only by means of a prospectus, as the same may be supplemented from time to time, which will become, or that is, as applicable, a part of the Company’s registration statement.

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

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold since April 1, 2015:

In January 2016, the Company issued 24,000 shares of its common stock to various employees and consultants.  The shares were issued for services.  The shares were valued at $13.75 per share.  These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 14, 2015, our registration statement on Form S-1 (File No. 333-201722) was declared effective for our initial public offering. As of the date of this annual report, no proceeds have been received or used from the sale of stock.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company, as that term is defined in Rule 12b-2 of the Exchange Act, and we are not required to provide information under this Item.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our accompanying consolidated financial statements.

Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC.

We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the standard for the private company. This may make comparisons of our consolidated financial statements with any other public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, as different or revised standards may be used.

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

Results of Operations

Aina Le’a is in the construction and development stage of Phase 1 of its sole project, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. The Company recorded net losses of $3,291,810 and $5,260,487 for the years ended March 31, 2016 and 2015, respectively.

The 2016 loss consisted of $772,327 in net interest expense, $2,474,640 in general and administrative costs, and other expense of $44,843. Interest expense represents the amount of interest expense incurred during the year from the various debts of the Company that exceeded the maximum amount allowed to be capitalized under generally accepted accounting principles. General and administrative costs for the year ended March 31, 2016 include $228,980 in management and consulting fees, $147,092 in accounting and audit fees, $693,679 in legal expenses, $129,803 in marketing costs, $102,608 in travel expenses, $61,611 in rent, $444,203 in payroll and payroll related expenses, and $512,626 in other miscellaneous expenses. Other income (expense) of $44,843 represents unrealized foreign exchange losses on ULF contracts to be paid in Singapore dollars.

The 2015 loss consisted of $4,162,228 in net interest expense, $1,323,830 in general and administrative costs, and other income of $225,571. Interest expense is primarily comprised of $2,647,551 in accreted interest on ULF obligations, $975,734 of amortized loan fees, $590,260 of interest and penalties on the Bridge loan, and $160,000 of accrued interest on the $2,000,000 note from a principal shareholder, Winston Yau. Interest costs from April 1, 2011 through March 31, 2015 have been expensed due to a substantial reduction in construction activities caused by difficulties in securing financing, related to alleged zoning issues raised by the LUC. General and administrative costs for the year ended March 31, 2015 include $334,302 in management consulting fees, $256,915 in accounting and audit fees, $198,443 in legal expenses, $146,595 in marketing costs, $94,783 in travel expenses, $52,831 in rent, $99,114 in real property taxes, and $140,847 in other miscellaneous expenses. Other income of $225,571 represents unrealized foreign exchange gains on ULF contracts to be paid in Singapore dollars.

Liquidity and Capital Resources

In the last fiscal year, the Company invested an additional $24,000,000 in completing its land acquisition and $10,000,000 (of which approximately $4,000,000 relates to capitalized interest) in preparing the land for sales. The Company has an effective registration statement for its initial public offering of the Company’s common stock and anticipates selling between $17,187,500 and $27,500,000 of newly issued common stock shares. The Company also is negotiating a bond offering of approximately $77,000,000. Both the closing of the initial public offering and bond offering were expected to close in December 2015; however, the bond offering was pushed back until the first half of the fiscal year ending March 31, 2017 due to construction delays.

As of March 31, 2016, the Company had $823,155 in unrestricted cash, which is being used to fund ongoing operations and development for the Villages project. The Company had $55,130,116 in current liabilities, of which $26,171,600 related to contracts payable to the land trusts, which is not due until the sale of the Lulana Gardens town homes commences. This amount has been classified as current since the trustee has the right to demand payment of the principal by foregoing the related interest expense. As of March 31, 2016, the Company had total liabilities of $75,791,067, which included $3,201,404 in accounts payable, $5,196,296 in advances from related parties, payable on demand, $19,924,219 in short term debt (net of amortized loan fees), $7,622,377 in long-term debt (net of amortized loan fees) and contracts payable to ULF holders of $13,038,574 (net of current portion of $26,171,600) in contracts payable to the ULF investors, due and will be paid as the town homes are sold (see Note 6 of the Notes to Consolidated Financial Statements) and $383,200 in estimated penalties to the Internal Revenue Service for late filings and $253,397 in other accrued liabilities.

The Company recorded a net loss of $3,291,810 and used cash from operating activities of $19,819,827 for the twelve months ended March 31, 2016, as compared to a net loss of $5,260,487 and cash used from operating activities of $2,153,157 for the twelve months ended March 31, 2015. The improvement in net loss is mainly attributable to the lower interest expense due to the capitalization of interest costs in 2016 offset by slightly higher administrative costs. The Company expended $16,502,546 and $158,864 on Phase 1 of the Villages project during the twelve months ended March 31, 2016 and 2015, respectively.

The Company used no cash for investing activities in 2016 or 2015 but generated $8,368,749 and $14,407,794 in cash from financing activities during the twelve months ended March 31, 2016 and 2015, respectively. In 2016, the Company received $13,127,125 in notes payable and $144,814 from advances from the Company’s CEO and used $2,022,000 to satisfy the Goodfellow Bros. arbitration award, repaid $629,546 on notes payable, paid $593,456 for loan fees, paid $1,405,379 in fees associated with the ZY transaction, and paid $252,809 in fees associated with its initial public offering. The 2015 cash inflow was generated by advances from the Company’s CEO and the $16,000,000 sale of common stock to ZY (as discussed below) and used $2,200,066 to repay the Bridge term loan, $50,030 for new loan fees, paid $309,495 in fees associated with our initial public offering, and paid $30,481 in fees associated with the ZY transaction. As of March 31, 2016 and 2015, the Company held $823,155 and $12,274,232, respectively, in unrestricted cash and cash equivalents and had $2,085,000 and $85,000 of which $2,000,000 held in escrow for the intersection construction and the $85,000 waterline bond. The decrease in cash relates to the proceeds from the Romspen note and Bridge note offset by a pay-down of accounts payable, satisfaction of the Goodfellow judgment, purchase of the 1,011 acres and a higher level of expenditures on the Villages project.

As of March 31, 2016 and 2015, the Company owed $5,196,296 and $4,791,482, respectively, payable on demand to related parties and $39,210,174 and $36,605,727, respectively, in contracts payable to the ULF investors as described Note 5 of the Notes to Consolidated Financial Statements included in Item 8 herein. The Company negotiated a $77,000,000 bond issuance through the investment firm Ziegler Capital Markets to pay off the ULF investors. Ziegler has agreed to complete the bond closing upon the guarantee of Certificates of Occupancy by Hawaii County. No assurances can be made that such financing will close or that such amount will be raised.

On October 31, 2014, the Company entered into a financing transaction with ZY consisting initially of a $16,000,000 sale of 1,280,000 shares of its common stock. In accordance with the terms of the agreement, the $16,000,000 was primarily used by the Company to acquire the remaining 1,011 acres of residential property. On February 13, 2015, the shares were delivered to ZY, who in turn waived any conditions and released the $16,000,000 to the Company. The Company incurred commissions and expenses of $1,435,860 related to the stock sale.

On July 24, 2015, the Company executed a two-year $12,000,000 construction loan with Romspen Investment Corporation with the net proceeds being made available for operations and development. The loan is secured by the Company’s interest in 38 acres of the Lulana Gardens site, bears interest at 12.5% per annum, and is payable monthly. The Company has drawn $7,863.125 from the loan, has accrued interest of $80,425 and paid advance loan fees of $712,112. A $1,250,000 interest reserve is required by the lender.

On November 17, 2015, the Company purchased the remaining 1,011 of residential acres for the purchase price of $24,000,000, of which $10,000,000 cash was paid to Bridge. The Company simultaneously issued a three-year note to Bridge for the balance of $14,000,000. Per the terms of the agreement, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The agreement also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. On November 12, 2015, the Company received a loan, which together with the Company's working capital from the sources described above, provided the necessary funds to close on the purchase of the 1,011-acres identified as Parcels B-1-A and D-1-A pursuant to the PSA.

The Company has an effective registration statement for its initial public offering, for which Newbridge Securities Corporation has been cleared by FINRA to serve as the Company’s exclusive placement agent. The Company is offering a minimum of 1,250,000 shares and a maximum of 2,000,000 shares. The Company expects its shares to be traded over the NASDAQ Global Market under the symbol "AIZY" after the minimum 1,250,000 shares are sold. The Company anticipates selling between $17,187,500 and $27,500,000 of newly issued common stock shares.

The Company entered into a $1,150,000 loan purchase agreement with a financial institution to purchase all rights, title, and interest in loans of the Company's infrastructure contractor. The Company agreed on an installment payment plan with the financial institution for the $1,150,000 and has paid $650,000 to them. The Company was in default of the payment plan on July 1, 2016 and in order to cure the default, is required to make a $260,000 payment to the financial institution on July 15, 2016. As the receipt of any proceeds to the Company from the IPO will be after July 15, 2016, the Company's loan purchase agreement with the financial institution is subject to termination. The Company expects to collect the $650,000 paid to the financial institution for the loan purchase from the contractor or apply that amount against future contract invoices. See Note 8 to the consolidated financial statements.

On June 29, 2016, the Company executed and closed on a temporary bridge financing promissory note to fund operations with a maximum of $400,000. The note shall mature at the earlier of July 30, 2016 or the date of the closing of the initial public offering, and the unpaid principal amount of each advance shall bear simple interest at a 3% annual rate. The Company also agreed to pay a lender fee equal to 3% of each advance. The Company requested and received an initial advance of $150,000 on June 29, 2016.

From April to June 2016, the Company received additional advances totaling $350,000 for project expenditures related to the anticipated EB-5 investor program.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

As of March 31, 2016, the Company’s total current liabilities exceeded its total current assets by $53,153,229, and its total liabilities exceeded its total assets by $6,586,901. The Company incurred losses of $3,291,810 and $5,260,487 during the years ended March 31, 2016 and 2015, respectively. Cash used in operating activities was $19,819,827 and $2,153,157 for the years ended March 31, 2016 and 2015, respectively. The Company had a cash balance of $823,155 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s operations are focused on the development of the Villages project, including the completion of Phase I of the Villages project. While the Company currently has project financing available to it to complete a portion of Phase I, its ability to complete development of Phase I and the remainder of the Villages project is dependent on obtaining project, working capital or equity financing on reasonable terms. These factors also raise uncertainty about the Company’s ability to continue as a going concern.

Management is engaged in identifying potential sources of project, working capital or equity financing, including the Company’s initial public offering (see Note 15 to the consolidated financial statements). However, there can be no assurance that the Company will be able to obtain the financing necessary to complete and develop Phase I or working capital for normal operations on reasonable terms or at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as that term is defined in Rule 12b-2 of the Exchange Act, and we are not required to provide information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AINA LE’A, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aina Le’a, Inc.

We have audited the accompanying consolidated balance sheets of Aina Le’a, Inc. and subsidiaries (Company), as of March 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Aina Le’a, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has incurred significant losses, has significant current liabilities, and needs to raise additional funds to meets its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Macias Gini & O’Connell LLP

Walnut Creek, California

July 14, 2016

Aina Le’a, Inc.

Consolidated Balance Sheets

	March 31, 2016	March 31, 2015
Assets
Cash and cash equivalents	$823,155	$12,274,233
Restricted cash	85,000	85,000
Prepaid expenses (1)	1,068,732	782,608
Total current assets	1,976,887	13,141,841

Real estate project in development (1)	63,844,856	30,504,530
Restricted cash, non-current	2,000,000	—
Deposits	46,935	110,000
Other assets	1,335,488	169,649

Total Assets	$69,204,166	$43,926,020

Liabilities and shareholders’ deficit
Accounts payable	$3,201,404	$4,091,203
Arbitration award to contractor	—	2,022,000
Related party note and advances payable	5,196,296	4,791,482
Short-term debt	19,924,219	—
Current portion - contract payable to land trust	26,171,600	25,625,600
Other liabilities	636,597	383,200
Total current liabilities	55,130,116	36,913,485

Long-term debt	7,622,377	—
Contracts payable to land trust, net of current portion	13,038,574	10,980,127
Total long-term liabilities	20,660,951	10,980,127

Total liabilities	75,791,067	47,893,612

Commitments and contingencies (Notes 13 and 14)

Shareholders' deficit
Preferred Stock, $.001 par value; authorized 10,000,000 shares; None issued and outstanding at March 31, 2016 and 2015	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 9,108,056 and 9,099,544 shares issued and outstanding at March 31, 2016 and 2015, respectively	9,108	9,100
Additional paid in capital	31,918,260	31,245,767
Accumulated deficit (1)	(38,514,269)	(35,222,459)
Total shareholders' deficit	(6,586,901)	(3,967,592)

Total liabilities and shareholders' deficit	$69,204,166	$43,926,020

(1)	2015 amounts have been revised for immaterial adjustments, see Note 2.

See notes to consolidated financial statements

Aina Le’a, Inc.

Consolidated Statements of Operations

	For the Years Ended March 31,
	2016	2015 (1)
Operating Expenses
General and administrative	$2,474,640	$1,323,830
Operating loss	(2,474,640)	(1,323,830)
Interest income (expense), net	(772,327)	(4,162,228)
Other income (expense), net	(44,843)	225,571
Loss from operations before income taxes	(3,291,810)	(5,260,487)
Provision for income taxes	—	—

Net loss	$(3,291,810)	$(5,260,487)

Basic and diluted net loss per share	$(0.36)	$(0.66)

Weighted average number of shares used in calculating basic and diluted loss per share	9,093,928	7,980,859

(1)	2015 amounts have been revised for immaterial adjustments, see Note 2.

See notes to consolidated financial statements

Aina Le’a, Inc.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended March 31, 2016 and 2015

			Additional
	Common Stock		paid in	Accumulated	Shareholders'
	Shares	Par value	capital	deficit (1)	deficit (1)
March 31, 2014	7,819,544	$7,820	$16,707,907	$(29,961,972)	$(13,246,245)
Net loss	—	—	—	(5,260,487)	(5,260,487)
Net proceeds from sale of common stock	1,280,000	1,280	14,537,860	—	14,539,140
March 31, 2015	9,099,544	9,100	31,245,767	(35,222,459)	(3,967,592)
Correction of shares outstanding	(15,488)	(16)	16	—	—
Correction of share issuance fees paid	—	—	25,000	—	25,000
Debt discount for transferred shares	—	—	317,501	—	317,501
Issuance of restricted shares	24,000	24	329,976	—	330,000
Net loss	—	—	—	(3,291,810)	(3,291,810)
March 31, 2016	9,108,056	$9,108	$31,918,260	$(38,514,269)	$(6,586,901)

(1)	2014 and 2015 amounts have been revised for immaterial adjustments, see Note 2.

See notes to consolidated financial statements

Aina Le’a, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2016	2015 (1)
Cash flows used in operating activities:
Net loss	$(3,291,810)	$(5,260,487)
Non-cash interest expense	762,346	3,783,285
Foreign exchange (gain) loss	44,843	(225,571)
Stock compensation expense	330,000	—
Adjustment to arbitration award	—	(207,716)
Changes in assets and liabilities:
Restricted cash	(2,000,000)	—
Real estate project in development	(16,502,546)	(158,864)
Prepaid assets	204,791	(225,982)
Deposits and other assets	63,065	(110,000)
Accounts payable	316,087	213,058
Other liabilities	253,397	39,120
Net cash used in operating activities	(19,819,827)	(2,153,157)

Cash flows from financing activities:
Loan fees paid	(593,456)	(50,030)
Proceeds from advances and notes payable from related parties	144,814	997,866
Repayment of notes payable	(629,546)	(2,200,066)
Arbitration award to contractor	(2,022,000)	—
Proceeds from notes payable	13,127,125	—
Fees paid for initial public offering	(252,809)	(309,495)
Fees paid for issuance of common stock	(1,405,379)	(30,481)
Proceeds from issuance of common stock	—	16,000,000
Net cash provided by financing activities	8,368,749	14,407,794

Net increase (decrease) in cash and cash equivalents	(11,451,078)	12,254,637
Cash and cash equivalents, beginning of year	12,274,233	19,596
Cash and cash equivalents, end of year	$823,155	$12,274,233

Supplemental Disclosures:
Interest paid, cash	$1,089,461	$590,260
Income taxes paid	$—	$—

Supplemental non-cash transactions

Interest capitalized, net	$4,015,402	$—
Increase (decrease) in accounts payable for real estate project in development	$183,474	$(10,548)
Commission on sale of stock financed by accounts payable	$—	$1,430,379
Real estate project costs financed by notes payable	$14,000,000	$—
Other assets related to assumption of debt	$1,150,000	$—
Insurance financed by note payable	$196,038	$—
Loan fee to shareholder	$300,000	$—
Debt discount applied to notes payable from share transfer	$317,501	$—
Increase (decrease) in accounts payable for initial public offering costs	$41,019	$(76,549)

(1)	2015 amounts have been revised for immaterial adjustments, see Note 2.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 - Organization and Background

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

Aina Le’a, Inc., together with its consolidated subsidiaries (the “Company”), is in the business of acquiring and developing land for residential and commercial development. The Company’s initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. The Company intends to construct 384 town homes (“Lulana Gardens”), construct 48 villas (“Whale’s Point”) and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1 and has developed substantial infrastructure and commenced construction on 64 of the town homes. An additional 1,011 acres was acquired on November 17, 2015 from Bridge Aina Le’a, LLC (“Bridge”). The completion of the townhomes, lots, required project infrastructure and onsite amenities are dependent on the Company’s success in obtaining additional debt or equity financing. Marketing of the Lulana Gardens townhomes and the Ho’olei Village lots can begin once the Company files for and obtains the required approval of its homeowner’s association updates to its DCCA public filings and has met certain requirements of its development obligations with Hawaii County.

On January 5, 2011, an action for declaratory and injunctive relief was brought by the Mauna Lani Resort Association (“Mauna Lani”) in connection with the development of the Villages project. On March 28, 2013, the Circuit Court in Hawaii granted to Mauna Lani a tolling order preventing further development of the Villages project (including Phase 1) until Hawaii County reviewed further, whether there were cumulative environmental impacts that were not fully analyzed. The Company has commenced a supplemental environmental impact statement (“SEIS”) to assess the impact of the development of the water wells and corridor for the water delivery to the County water system from the “Ouli Wells” as well as updating the analysis of current traffic patterns. With respect to the commencement of the SEIS, the County has issued the necessary permits for construction of the townhomes and villas and on May 23, 2014, the Hawaii County Planning Department provided written assurance to the Company that it will issue certificates of occupancy once the SEIS, townhomes and infrastructure are completed.

Effective October 16, 2015, the Company entered into the PSA with Bridge to purchase the remaining 1,011 of residential acres for the purchase price of $24,000,000, of which $10,000,000 was paid in cash November 17, 2015, upon closing. The Company simultaneously issued a three-year note to Bridge for the balance of $14,000,000. Per the terms of the agreement, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The agreement also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. On November 12, 2015, the Company received a loan, which together with the Company's working capital from the sources described above, provided the necessary funds to close on the purchase of the 1,011-acres identified as Parcels B-1-A and D-1-A pursuant to the PSA.

In connection with its approval of the zoning for the Villages Project, the State of Hawaii Land Use Commission required that 20% or 385 units be initially offered for sale as affordable or inclusionary housing. Further, the County of Hawaii applies an affordable housing credit requirement to all market rate housing developments, such as the Villages. The housing credit requirement applies a sliding formula to the sales price of each unit to determine what, if any contribution, such sale makes towards meeting the housing credit requirement for the development as a whole. Generally, sales of units based on 80% to 140% of the County of Hawaii’s median income generate credits ranging from 2.0 to .5. Sales at prices based on more than 140% of the County of Hawaii’s median income do not generate any credits. For each Lulana Gardens townhome unit sold at prices based on 120% of the medium income price level, the Company will earn one affordable housing credit. For Phase 1 of the Villages project, the Company must sell at least 20% of the 502 townhomes or lots being developed in Phase 1 as affordable housing units which would equate to 101 affordable housing credits to comply with County requirements. The Company plans to sell additional units at affordable price levels so that more units in subsequent phases of the Villages can be sold at market rates.

Due to the tight lending market for real estate developments over the last several years, the Company developed its undivided land fractions (“ULF”) program (see Note 6) as a unique financing method to raise the capital necessary for the acquisition of Phase 1.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires extensive use of management estimates and assumptions that affect reported amounts of assets and liabilities, reported amounts of expenses. Actual future results could differ from those estimates. Such significant estimates include accounting for income taxes and accruals for certain business taxes.

Restricted Cash

Restricted cash consists of funds held for construction consisting of an $85,000 bond for waterline infrastructure and $2,000,000 for the road and intersection infrastructure required by Hawaii County in connection with Company’s purchase of the 1,011-acres. The $85,000 will be released when the waterline is completed and accepted by the Waikoloa Village Association. The $2,000,000 will used to pay the road/intersection construction costs upon approval by the Department of Transportation.

Prepaid Expenses

Prepaid expenses consist of amounts paid in advance for which the Company will receive goods or services within the next normal operating cycle.

The Company has an effective registration statement for its initial public offering and has capitalized certain of those offering costs.  As of March 31, 2016 and 2015, the Company had deferred offering costs of $850,454 and $556,626, respectively.  The deferred offering costs will be netted against the proceeds from the initial public offering.

Real Estate Project in Development

The real estate project in development is stated at cost. The Company capitalizes all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. The Company also capitalizes interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission. During the year ended March 31, 2016, the Company resumed development activities and as a result, it capitalized $4,015,402 in interest. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of Undivided Land Fractions (“ULFs”). As phases of the projects are completed it will be required to allocate certain common costs among the different phase of the development. The Company is currently considering different allocation methods to finalize those allocations prior to the initial sales of units.

Impairment of long-lived assets

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

The Company estimates the fair value of the project based upon the expected net proceeds from the sales of the units and lots, giving consideration to selling costs, the absorption period and estimated costs to complete. Proceeds from sales of Lulana Gardens and Ho’olei Village affordable housing developments are estimated based upon comparable sales transactions and give consideration to affordable housing pricing limitations where applicable. The absorption period used gives consideration to the Company’s need to raise construction funding, complete development and resolve pending litigation.

Estimated costs to complete are derived from estimates from the Company’s contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of March 31, 2016 and 2015, the Company determined that no write down from the carrying value of the project was required.

Other Noncurrent Assets

Other assets at March 31, 2016 includes $650,000 related to the purchase of loans, see Note 8, and repayment terms with the contractor have not been finalized.

Deferred financing costs related to the Company’s borrowing activities, including commissions on the sale of ULFs, which are accounted for as borrowings, are capitalized and amortized to real estate development cost or interest expense as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 835-20, Capitalization of Interest, over the term of the related borrowing. Deferred Financing Costs are reported net of accumulated amortization and were $685,489 and $169,649 at March 31, 2016 and 2015.

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

Advertising Expense

Advertising expense for March 31, 2016 and 2015 was $11,499 and $2,832, respectively.

Reclassifications

Certain prior period financial statement amounts been reclassified to conform to the current period presentation.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company will file income tax returns in the U.S. federal jurisdiction and in Hawaii. The Company does not have any uncertain tax positions at March 31, 2016 and 2015.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at March 31, 2016 and 2015, as its review of such positions indicated that such potential positions were minimal. The Company is subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Fair Value Disclosures

The carrying amounts of cash, restricted cash and trade payables approximate their fair values due to their short-term nature. The fair value of the Company’s borrowing approximate their carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Concentrations and other Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institutions. As of March 31, 2016, the Company had $560,731 in accounts not covered by FDIC insurance. As of March 31, 2015, the Company had $12,000,000 in an account which was not covered by FDIC insurance. Restricted cash consists of $2,085,000 and $85,000 at March 31, 2016 and 2015, respectively.

The Company conducts its operations in the state of Hawaii, Hawaii Island. Consequently, any significant economic downturn in the Hawaii real estate market could potentially have an effect on the Company’s business, results of operations and financial condition.

Capital Asia Group Pte, Ltd (“CAG”) generated substantially all of the Company’s funding through December 2014 through its marketing of the Company’s ULF’s. CAG has the exclusive rights to market and sell the Company’s ULF’s in Asia and Australia. In the event CAG were unable to continue to sell or market ULFs on behalf of the Company it could negatively impact the Company’s operations. Subsequent to December 31, 2014, the Company’s operations have been funded through a private sale of common stock to ZY (see Note 8). Additional funding has been obtained from Romspen Investment Corporation for construction funding; Bridge Capital and Libo Zhang, a Chinese national, for the purchase of 1,011 acres (see Note 8).

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

The Company has entered into cost plus with a guaranteed maximum price contracts with a contractor to complete certain phases of the infrastructure of Phase 1 of the Villages. The Company has not obtained a performance bond from the contractor.

Recently Issued Accounting Standards

The FASB issued Accounting Standards Update 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard requires management to assess the Company's ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans, which may alleviate doubt regarding the Company's ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606): Section A - Summary and Amendments That Create Revenue from Contracts with Customers and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)” which enhances comparability and clarifies principles of revenue recognition. The guidance includes the core principle that entities recognize revenue to depict transfers of promised goods or services to customers in amounts that reflect the consideration entities expect to be entitled in exchange for those goods or services. In August 2015, the FASB issued Update No. 2015-14 approving deferral of Update No. 2014-09 for one year, with such guidance now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company currently has no operating revenue and is currently evaluating the potential impact adoption may have on its consolidated financial statements.

The FASB issued Accounting Standards Update 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015 and is effective for our fiscal year ending March 31, 2017 including interim periods within the reporting period. The Company believes adoption will have no significant impact on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2014-12 "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which requires performance targets that affect vesting and could be achieved after requisite service periods be treated as performance conditions and reflected in estimating grant-date fair values of awards. Compensation cost should be recognized in the periods when achieving performance targets becomes probable, and should represent the compensation cost attributable to periods for which requisite services have already been rendered. If achieving performance targets becomes probable before the end of the requisite service periods, any remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Among other things, the guidance applies to entities that grant employees share-based payments in which award terms provide that performance targets that affect vesting could be achieved after the requisite service periods. The guidance is effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the guidance either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires that acquirers in business combinations recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers’ record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at acquisition date (requirements to retrospectively account for those adjustments have been eliminated). This update applies to all entities that reported provisional amounts in a business combination for which the accounting is incomplete by reporting period end, and in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. Entities should disclose the nature and reason for changes in accounting principle in the first annual period of adoption, and in interim periods within the first annual period if there are measurement-period adjustments during the first annual period in which the changes are effective. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. The Company plans to apply this guidance where applicable in any future business combinations.

The FASB issued Accounting Standards Update No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires classification of deferred tax liabilities and assets as noncurrent in the balance sheet. Previous guidance required separate presentation of current and noncurrent amounts where applicable. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The Company believes adoption will have no significant impact on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2016-02 “Leases (Subtopic 842)” which requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. Lessees will need to recognize on their balance sheets right-of-use assets and lease liabilities for the majority of their leases (other than leases meeting the definition of a short-term lease). Right-of-use assets will be measured at lease liability amounts, adjusted for lease prepayments, lease incentives received and lessee’s initial direct costs. Lease liabilities will equal the present value of lease payments. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance is required to be applied using the modified retrospective approach for all leases existing as of the effective date, and provides for certain practical expedients. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

Revision of Financial Statements

The Company determined certain amounts for real property taxes and initial public offering (“IPO”) cost were incorrectly capitalized in prior periods. During fiscal years 2011 to 2015, $353,548 in property taxes and $20,630 for IPO cost were incorrectly capitalized. The amounts are immaterial to each fiscal year but as a whole warrant revision to the year ended March 31, 2015 by increasing general and administrative expense by $119,744 and increasing the accumulated deficit beginning balance by $254,434.

Certain prior year amounts were revised to properly reflect deferred tax liabilities established Internal Revenue Code Section 263(a), and the associated impact on our provision for income taxes, including transactions with associated tax benefits, in later years. The deferred taxes were established based on a complexity of accounting rule applications to various assumptions, including estimates of future state income tax rates, tax apportionment factors and tax filing methods. Appropriate tax filing methods have been applied for the treatment of interest during periods of non-production which have increased the net operating losses and decreased the IRC 263(a) adjustments effect on deferred income taxes years ended March 31, 2013, 2014 and 2015. The appropriate tax rates and apportionment factors are properly reflected in our full fiscal year March 31, 2016 provision for income taxes (see Note 9). The effect of these adjustments were only in the disclosures of amounts since there is a full valuation allowance.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

As of March 31, 2016, the Company’s total current liabilities exceeded its total current assets by 53,153,229, and its total liabilities exceeded its total assets by $6,586,901. The Company incurred losses of $3,291,810 and $5,260,487 during the years ended March 31, 2016 and 2015, respectively. Cash used in operating activities was $19,819,827 and $2,153,157 for the years ended March 31, 2016 and 2015, respectively. The Company had a cash balance of $823,155 as of March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s operations are focused on the development of the Villages project, including the completion of Phase I of the Villages project. While the Company currently has project financing available to it to complete a portion of Phase I, its ability to complete development of Phase I and the remainder of the Villages project is dependent on obtaining project, working capital or equity financing on reasonable terms. These factors also raise uncertainty about the Company’s ability to continue as a going concern.

Management is engaged in identifying potential sources of project, working capital or equity financing, including the Company’s initial public offering (see Note 15). However, there can be no assurance that the Company will be able to obtain the financing necessary to complete and develop Phase I or working capital for normal operations on reasonable terms or at all.

Note 4 - Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels provides management and administrative services to the Company through Relco, a management company controlled by Wessels. Relco received a 5% ownership interest in DW for management services provided to DW and the Company. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $13,000,000 and $2,400,000 at March 31, 2016 and 2015, respectively. From time to time Wessels, DW and Relco have advanced funds to the Company. Such advances are repaid without interest. In November 2015, the Company agreed to accrue a $300,000 fee to Wessels for his personal guaranty of various Company debt. In December 2015, the Company entered into a clarification of the development agreement with DW in which certain terms were clarified and DW agreed to waive the $200,000 payable. The Company owed $2,590,518 and $2,345,704 as a result of advances from Wessels, DW and Relco as of March 31, 2016 and 2015. Additionally, the Company’s CEO has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at March 31, 2016 and 2015.

CAG has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW, a shareholder of the Company, and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In June of 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans (2) when sufficient proceeds have been obtained on townhouse closings or (3) December 31, 2012. The Company was unable to repay the note prior to its due date of December 31, 2012 and continues to accrue interest. The balance owed on the note was $2,605,778 and $2,445,778 as of March 31, 2016 and 2015, respectively. No commissions were paid to CAG for the years ended March 31, 2016 and 2015.

Certain relatives of the Company’s CEO serve in consulting capacities as controller, director of investor relations and project manager for the Company. In addition to serving as project manager, this relative also provides landscape management services for the Company. For the years ended March 31, 2016 and 2015, such individuals together earned $237,772 and $156,000, respectively. For the years ended March 31, 2016 and 2015, the Company owed $31,386 and $51,492 to such individuals, respectively.

A director (and officer) also serves as legal counsel for the Company and as such has incurred legal fees associated with their services. For the years ended March 31, 2016 and 2015 fees from this individual were $173,280 and $103,384, respectively. For the years ended March 31, 2016 and 2015, the Company owed this individual $230,717 and $123,861, respectively.

The Company’s CEO, Relco, and DW have periodically advanced funds to the company. These advances from Relco and DW bear no interest, are due on demand and are unsecured. Advances from the CEO do not bear interest.

Following is a summary of note and advances to related parties:

	March 31, 2016	March 31, 2015
Advances from DW	$—	$200,000
Advances from CEO	2,590,518	2,145,705
Note Payable to CAG president	2,605,778	2,445,778
Total:	$5,196,296	$4,791,482

Note 5 - Real Estate Project in Development

The Company’s current real estate projects in development consist of approximately 61 acres with 384 townhomes (Lulana Gardens) and 48 luxury villas (Whale’s Point) on 38 acres, and 70 residential lots on 23 acres (Ho’olei Village) (collectively “Phase 1”). On November 17, 2015, the Company purchased the remaining 1,011 acres of residential property of the Villages from Bridge for $24,000,000. The Company paid $10,000,000 at closing and issued a three-year note to Bridge for the balance of $14,000,000. Real estate project in development costs are summarized as follows:

	March 31, 2016	March 31, 2015
Land acquisition	$30,304,277	$6,019,751
Planning, engineering and project management	1,182,184	882,272
Infrastructure	15,356,590	11,108,591
Townhome construction	5,631,006	5,505,116
Capitalized interest, taxes and lease payments	8,902,594	4,762,201
Legal and other finance costs	2,468,205	2,226,599
Total Capitalized	$63,844,856	$30,504,530

The Company capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the townhomes. For the years ended March 31, 2016 and 2015, interest costs amounting to $772,327 and $4,162,228, respectively, have been expensed. The March 31, 2015 interest expense was due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the Hawaii State Land Use Commission. From the inception of the project through March 31, 2015, the Company expensed a total interest of $27,746,664 in interest costs. The Company resumed normal development activities in April 2015 and capitalized $4,015,402 for the year ended March 31, 2016. During the year ended March 31, 2016, the Company determined previously capitalized property tax from fiscal year 2011 to 2015 in the amount of $353,548 was incorrectly capitalized, see Note 2.

Note 6 - Contracts Payable to Land Trust

To assist in its acquisition and development of real estate projects the Company sells ULFs to investors. Through the ULF program an investor receives a warranty deed to an undivided fractional interest in a property and then contributes the deed to a land trust (the “Trust”) in exchange for a beneficial interest in the land trust. Concurrent with the transfer of the ULF, the investor enters into a joint development agreement with the Company. Concurrently the investor also appoints CAG as the holder of the power of direction in the Trust. The arrangement also provides for the appointment of an independent third party as trustee to manage the Trust and for the trustee and to take direction from CAG. Upon completion and sale of the improvements on the property, the land trust receives a fixed sum from the Company, the trustee distributes the proceeds to the ULF investor and re- conveys the deed covering the property back to the Company and cancels the beneficial interest in the land trust. If the land is not sold within 30 months of the transfer of the deed to the beneficiary of the Trust, the Company is required to increase the fixed sum by 1% per month.

The Company has created 4,320 ULFs related to Lulana Gardens and 2,800 ULFs related to Ho’olei Villages. The ULFs represent a deeded interest in a designated percentage of one or more of the Lulana Gardens townhomes or the Ho’olei Village lots in Phase 1 in exchange for a payment of $9,600 to the Company. As of March 31, 2016, the land on which the townhomes are being built is owned 95.85% by the Aina Lea Trust No. 1 and 4.15% directly by Aina Le’a. Aina Le’a owns 42.73% of the Trust.

Pursuant to the ULF arrangement, the Company is obligated to immediately pay to the Trust a one-time lump sum lease payment of $500 within 90 days of purchase of ULF and an additional $12,000 upon the sale of the townhouse or lot. All lease payments have been made to investors totaling $2,299,500 through March 31, 2016. As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 at or prior to the end of 30 months from the date of the transfer of the deed. Accordingly, the Company has accrued a penalty interest of 1% per month is due on the $9,600 original investment as required. Additionally, the Company could be removed as developer of Trust No. 1 of the Project 32 months after the last deed was delivered to the Trust. As of March 31, 2016, the last deed was delivered to the Trust on October 1, 2012. No additional deeds were to be transferred to the Trust, and as such, the Company could be removed as developer of Trust No. 1 of the Project effective April 2016. The Company has not received any notices from the Trust and does not expect to be removed as the developer. Additionally, all deeds were contributed to Trust No. 2 in November 2015.

The Joint Development Agreement related to the ULFs provides that after 30 months from the recordation date, the Company could be compelled to repay the principal portion of the obligation ($9,100 per ULF) without further obligation to the Trust. Accordingly, the Company has classified as a current liability the principal related to the ULFs that have or will exceed 30 months from recordation amounting to $26,171,600 and $25,625,600 as of March 31, 2016 and March 31, 2015, respectively. No demands for payment have been made by the Trustee and management plans to make payments from the sales of the improved properties.

The Company accretes interest on the ULF proceeds over a 32-month period. Accreted interest costs on the ULFs for the periods ended March 31, 2016 and 2015 were $2,559,104 and $2,647,551, respectively. As of March 31, 2016 and 2015, the Company owes principal of $27,541,672 and$27,496,329, respectively, and interest of $11,668,502 and $9,109,398, respectively. If the Company repurchases the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. The unaccreted interest as of March 31, 2016 and 2015 is $2,131 and $142,990, respectively.

Certain ULF contracts totaling $2,496,000 at March 31, 2016 and 2015, respectively provide for the Company to repay the ULF holders in Singapore dollars. Exchange gains (losses) for the years ended March 31, 2016 and 2015 of ($44,843) and $225,571, respectively, were recorded based at applicable exchange rates.

In March 2012, the Company entered into an arrangement with the power of interest in the Trust which governs how the proceeds from sales are to be distributed. Under the arrangement, as sales proceeds are received into escrow, the Company is to receive directly from escrow, prior to any payments being made to the Trust, the pro-rata share of the sales proceeds represented by the beneficial interests held by the Company. Based on the arrangement, the Company has netted the carrying value of its beneficial interests against the contract payable due to the Trust. The gross amounts of the beneficial interests and contracts payable to land trust and the resulting net amount are disclosed below:

	March 31, 2016	March 31, 2015
Contracts payable to land trust	$61,367,974	$58,763,527
Beneficial Interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$39,210,174	$36,605,727

Note 7 - Arbitration Award and Note Payable

In April 2010, the Company contracted with Goodfellow Bros., Inc. (“GBI”) to perform infrastructure work. Prior to completion, the parties disagreed about the amount due for the work performed and the dispute was taken to arbitration. The arbitrator approved the claim by GBI, including the completion bonus. The Company had previously paid the contractor $4.8 million and in January 2013, the arbitrator awarded an additional $2,849,212 to GBI. Subsequent to the issuance of the judgment the Company paid $772,048 to the contractor resulting in a balance of $2,077,164 at March 31, 2013. From the date of the judgment through December 31, 2014, the Company accrued interest of $363,504 on the judgment at the Hawaii statutory rate of 10%. The parties executed a settlement agreement reducing the total amount owed to $2,022,000. All prior accrued interest was abated with the settlement agreement and removed as a liability in March 2015. The settlement amount was paid in April 2015.

In October 2013, Bridge Capital, LLC, an affiliate of the former owner of Phase 1 of the project, loaned the Company $2,200,066. The note, required monthly interest payments at 10% per annum, was secured by the Company’s land parcel and became due on October 1, 2014. The loan was personally guaranteed by the Company’s CEO. The note principal, related interest and penalties totaling $2,790,326 were repaid in March 2015.

Note 8 - Financing

Short-Term Debt

On October 27, 2015, the Company executed a $1,150,000 loan purchase agreement with American Savings Bank, F.S.B. (“ASB”). The agreement to purchase all the right, title and interest in and to the loans of E. M. Rivera & Sons, Inc. (“EMR”), the Company’s infrastructure contractor, is effective upon the final payment payable by August 31, 2016. The purchase is for eight loans made by ASB to EMR secured by a first priority security interest in and to the personal property of EMR. The terms of the promissory note require $150,000 due upon execution with the remaining $1,000,000 due in $250,000 installments due and payable on November 30, 2015, February 28, 2016, May 31, 2016 and August 31, 2016. The Company has paid $450,000 on the note as of March 31, 2016. The Company received an extension on the $250,000 payment originally due on May 31, 2016 to June 30, 2016, plus a late fee of $5,000.

On July 1, 2016, ASB provided a written notice of default on the loan purchase agreement, as the $255,000 was not received. However, without waiving the Company’s default, ASB provided a conditional consent to providing additional time to the Company to make payment and cure the default under the loan purchase agreement as follows: (i) an additional extension fee of $5,000 or a total of $260,000 is due to the ASB on or before July 15, 2016, (ii) there will be no further extensions and if the payment is not received on or before July 15, 2016, the loan purchase agreement shall be deemed terminated, and (iii) if not terminated, the final installment payment is due on or before August 31, 2016. If the loan purchase agreement is terminated, then ASB would retain the loans to EMR, net of amounts already paid by the Company, and the Company would pursue collection from EMR the amounts paid to ASB. EMR has acknowledged that they owe these amounts to the Company. As the receipt of any proceeds to the Company from the IPO will be after July 15, 2016, the Company’s loan purchase agreement with ASB is subject to termination. The Company expects to collect the $650,000 paid to ASB for the loan purchase from the contractor or apply that amount against future contract invoices.

On November 12, 2015, the Company executed a one-year $6,000,000 land loan with Libo Zhang, a Chinese national, with net proceeds of $5,040,000 made available for the purchase of the 1,011 residential acres acquired from Bridge. The loan is secured by a portion of Phase 1 (parcel D-1-B-1), bears interest at 12% per annum and matures on November 12, 2016. As an additional security to this loan, DW transferred 23,091 of its shares of the Company to the lender. The Company has recorded this consideration as an additional debt discount of $317,501 based the number of shares transferred and the per share offering price of $13.75 as listed in the Company’s registration statement. The debt discount is being amortized over a straight-line basis over the term of the loan. Interest of $720,000 was retained by the lender from the gross proceeds at funding and was treated as a debt discount. The Company also paid $240,000 as debt issuance costs. The Company recognized $487,281 as interest expense for the year ended March 31, 2016 related this loan.

On November 17, 2015, the Company executed a three-year $14,000,000 land loan with Bridge, with the net proceeds made available for the purchase of the 1,011-acres. The loan is secured by a mortgage bearing interest at 12% per annum, payable, interest only, monthly and matures November 17, 2018. As of March 31, 2016, the balance on this borrowing is $14,000,000. (see Note 15)

In March 2016, the Company received an advance of $350,000 that is personally guaranteed by the Company’s CEO, in anticipation of finalizing an EB-5 investor program loan (see Note 15).

During the year, the Company executed two commercial premium finance agreements for various insurance policies with maturities of less than one year.

Following is a summary of short-term debt:

	March 31, 2016	March 31, 2015
Libo Zhang, net	$5,357,727	$—
Bridge Aina Le’a, LLC	14,000,000	—
American Savings Bank	200,000	—
Whales Point Fund LLP	350,000	—
First Insurance Funding	16,492	—
Total short-term debt	$19,924,219	$—

Long-Term Debt

On July 24, 2015, the Company executed and closed on a two-year $12,000,000 construction loan with Romspen Investment Corporation, with the net proceeds available for operations and project development. The loan is secured by the Company’s interest in a portion of Phase 1 (parcel D-1-B-2), bears interest at 12.5% per annum, payable monthly, and required advance fees of $712,112 upon the first draw. The Company received draws of $7,863,125 and incurred additional loans fee of $19,881. The loan requires an interest reserve of $1,250,000 to be held by the lender. The loan is personally guaranteed by the Company's CEO. As of March 31, 2016, the balance on this borrowing, net of $240,748 discount is $7,622,377.

Annual maturities of long-term debt are:

March 31,	Amount
2017	—
2018	$7,622,377
2019	—
2020	—
2021	—
$7,622,377

Sale of Stock

On October 31, 2014, the Company entered into a financing transaction with Shanghai Zhongyou Real Estate Group consisting initially of a $16,000,000 sale of 1,280,000 shares of its common stock. In accordance with the terms of the agreement, the $16,000,000 was primarily used by the Company to acquire the remaining 1,011 acres of residential property. On February 13, 2015, the shares were delivered to Shanghai Zhongyou Real Estate Group, who in turn waived any conditions and released the $16,000,000 to the Company. The Company incurred commissions and expenses of $1,435,860 related to the stock sale.

Note 9 - Income Taxes

There was no provision for income taxes for the years ended March 31, 2016 and 2015 due to net operating losses.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carry-forwards. The components of deferred tax assets and liabilities consist of the following:

	March 31, 2016	March 31, 2015
Deferred Tax Asset:
Net operating losses	$9,574,039	$8,173,943
Basis difference in real estate project in development	2,064,071	2,064,071
Other	109,996	117,223
Total deferred tax asset	11,748,106	10,355,237
Valuation allowance	(11,748,106)	(10,355,237)
Net deferred taxes	$—	$—

FASB ASC 740 - “Income Taxes” requires the tax benefit of net operating losses, temporary differences and credit carry-forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Due to the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

The valuation allowance increased by $1,392,869 and $1,950,044 respectively, during the years ended March 31, 2016 and 2015, primarily related to book/tax differences in the basis of the real estate project in development.

At March 31, 2016 and 2015 the Company had $25,047,193 and $21,384,322 of federal and state net operating loss carry-forwards, respectively, that begin to expire in 2032 if not utilized.

Following is a summary of the effective tax rate of the Company’s provision (benefit) for income taxes differences from the federal statutory rate:

	March 31, 2016	March 31, 2015
Statutory Rate	34.00%	34.00%
State Tax	4.68%	4.19%
Valuation Allowance	(42.31)%	(37.93)%
Others	3.63%	(0.26)%
Total	—%	—%

Note 10 - Leases

The Company leases office space for the Hawaii offices under a month to month lease arrangement. Monthly rent under the lease is approximately $2,305. For the years ended March 31, 2016 and 2015 the Company recorded $29,971 and $28,831, respectively in rent expense under this lease.

The Company leases office space for the Nevada offices under a three-year lease arrangement beginning November 1, 2015 and expiring October 31, 2018. Monthly rent under the lease is $986 for the first six months, $1,644 for the next 18 months and $1,808 for the last 12 months. For the years ended March 31, 2016 and 2015 the Company recorded $5,918 and $0, respectively in rent expense under this lease.

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

Following are the future minimum lease payments:

March 31,	Amount
2017	$20,333
2018	21,811
2019	13,919
2020	1,263
2021	1,263

Note 11 - Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at March 31, 2016 and 2015.

Note 12 - Stock Based Compensation

During the year ended March 31, 2016, the Company awarded 24,000 shares of restricted stock to its employees and vendor. The restricted stock has an immediate vest and the Company recognized $330,000 as stock compensation expense for the year ended March 31, 2016. The value of the award was based on the number of shares awarded at the offering per share price of $13.75 as disclosed in the Company’s registration statement.

Note 13 - Commitments and Contingencies

The Company is subject to a variety of local, state, and federal laws and regulations related to land development activities, housing construction standards, sales practices, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various administering governmental agencies.

On March 23, 2015, the Company entered into a Purchase and Sale Agreement for the purchase of approximately 455 acres in Arizona for the development of a resort community for a purchase price of $8,172,000. The agreement has expired but the Company will resume discussions after the water rights have been secured for the property. The Company intends to finance this transaction through an acquisition and development loan.

Note 14 - Legal Proceedings

DW Aina Le’a Development, LLC and Relco Corp. v. Bridge Aina Le’a, LLC

The 1,011 acres of the Villages has been the subject of a series of related agreements. Bridge and Relco initially entered into a Purchase and Sale Agreement effective October 1, 2008, which was subsequently amended and supplemented (including the addition of the Company as a party) between February and December 2009.

From January 2010 until November 25, 2014, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the LUC, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to the Company in consideration for the Company’s assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a final favorable decision for the Company, confirming the urban zoning for the residential parcels within the Villages (the “Decision”).

After the Decision, the Company continued to negotiate with Bridge to complete the purchase of the remaining 1,011 acres of residential property.

On or about April 24, 2015, DW and Relco (collectively the “Plaintiffs”) filed an action against Bridge in the Circuit Court of the Third Circuit, State of Hawaii (Civil Case No. 15-1-0154K) (the “April Lawsuit”). The Plaintiffs sought specific performance by Bridge of the purchase of lots D-1-A and B-1-A pursuant to the Previous PSA.

Effective October 16, 2015, the Company reached an agreement with Bridge to purchase the remaining 1,011 of residential acres and entered into the Purchase and Sale Agreement for Residential Property at Aina Le’a. The PSA replaces the Previous PSA in all respects. Pursuant to the PSA, the Company agreed to purchase the property for a purchase price of $24,000,000, of which $10,000,000 was paid at closing on November 17, 2015. The Company issued a three-year promissory note to Bridge for the balance of $14,000,000 (the “Note”). Per the terms of the PSA, the Note bears interest at 12% per annum, requires monthly interest payments, and any remaining principal is due at maturity. The PSA also provides the Company with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018.

Concurrently with the closing on the PSA, DW and Relco dismissed the April Lawsuit by filing a Stipulation for Dismissal with Prejudice of the complaint and a Withdrawal of the Notice of Pendency of Action with the Bureau of Conveyances of the State of Hawaii.

Mauna Lani Resort Association v. County of Hawaii, et.al.

The Company, is party to a lawsuit wherein its former parent company, DW, Relco, and Hawaii County (the “County”) are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01- 005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County, in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development, failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. In connection with its finding, the court issued a tolling order preventing the Company from further development of the Villages property (including Phase 1) until the County completed this analysis. The County requested and the Company has commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the County confirmed the Company’s permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed. The Company expects satisfactory completion of the supplemental environmental impact statement and believes that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay the Company’s development of the Villages.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

Note 15 - Subsequent Events

The Company has an effective registration statement for its initial public offering, in which it is offering a minimum of 1,250,000 shares and a maximum of 2,000,000 shares.  The Company expects its shares to be traded over the NASDAQ Global Market under the symbol "AIZY" after the minimum 1,250,000 shares are sold and anticipates selling between $17,187,500 and $27,500,000 of newly issued common stock shares.  The Company expects to close the initial public offering in the first half of the fiscal year ending March 31, 2017.

On June 29, 2016, the Company executed and closed on a temporary bridge financing promissory note to fund operations with a maximum of $400,000. The note shall mature at the earlier of July 30, 2016 or the date of the closing of the initial public offering, and the unpaid principal amount of each advance shall bear simple interest at a 3% annual rate. The Company also agreed to pay a lender fee equal to 3% of each advance. The Company requested and received an initial advance of $150,000 on June 29, 2016.

From April to June 2016, the Company received additional advances totaling $350,000 for project expenditures related to the anticipated EB-5 investor program.

In July 2016, the Company did not make the required monthly interest payment on the $14,000,000 land loan with Bridge and is considered in default. The Company is in negotiations with Bridge for an extension to avoid a material default on the land loan but has classified the loan as a current liability.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in as much that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting, as described below.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management regarding the preparation and fair presentation of our published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, management identified material weaknesses related to: (i) documentation of procedures, including procedures related to testing of internal controls and entity-level controls, disclosure review, and other analytics; (ii) the complexity in accounting for multi-phase real estate development projects, subsidiaries and potential variable interest entities, such that the Company will need to perform an assessment of the size and skills of the accounting function, as well as update the related policies and procedures and controls which will require additional training or staff; and (iii) accounting for stock based compensation. Based on this evaluation, our management concluded that as of March 31, 2016, we did not maintain effective internal control over financial reporting.

To remediate the material weaknesses, we plan to hire additional experienced accounting and other personnel to assist with the filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls. During the fiscal year ended March 31, 2016, the Company hired a full time certified public accountant to help ensure financial records are adequately maintained and to work towards implementing effective internal control over financial reporting and disclosure controls and procedures.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, ages and positions of our present officers and directors as of July 13, 2016 are set forth below. Biographical information regarding these officers and directors is set forth under the following table.

Name	Age	Position(s) held with the Company
Robert J. Wessels	73	Chairman of the Board, President, Chief Executive Officer, and Director
Mark E. Jackson	55	Chief Financial Officer
Richard P. Bernstein	63	Secretary and Director

Robert J. Wessels has served as our Chief Executive Officer, President and a member of our board of directors since April 2009, and our Chairman since February 1, 2012. Since 1992, Mr. Wessels has also been the president and primary owner of Relco Corp., which provides business and gaming development consultancy services. Mr. Wessels has held operating officer and board of director positions with two New York Stock Exchange listed companies (AMAX, INC. from 1973 to 1978 and Southwest Forest Industries, Inc. from 1968 to 1973) and three NASDAQ listed companies (Tellus Industries, Inc. from 1978 to 1996; Enviropur Waste Refining and Technologies, Inc. from 1993 to 1996; and Dunn’s Supply Company, Inc. from 1994 to 1995). Mr. Wessels has over 40 years of experience in financial businesses and over 30 years of experience working in land ownership and development and building construction. Mr. Wessels is a graduate of University of Minnesota and New York University Graduate School of Business.

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

Steven T. Anapoell, age 53, currently is a Managing Partner, Director and General Counsel of Bridgeforth Holdings LLC, a financial services company he co-founded in September 2014 to focus initially on the providing of EB-5 Program related financing. Mr. Anapoell is also on the board of managers of Rockbridge Senior Living Group, LLC, a company organized to develop, own and operate senior living facilities. From 2003 to 2014, Mr. Anapoell was a Corporate and Securities shareholder of Greenberg Traurig, LLP. Mr. Anapoell received an LLM (Taxation) from Georgetown University Law Center, a Juris Doctorate from the University of California (Hastings College of the Law), and a Bachelor of Science in Business Administration from the University of California (Berkeley) with an emphasis in Finance.

Mr. Anapoell was nominated to the board of directors because we believe he possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience in private practice at a major law firm and his experience in the financial services industry.

Jeffrey B. Berger, age 63, has over 35 years of experience in the real estate industry, during which time he has led various public and private companies, including REITs, in the acquisition, operation, financing and disposition of more than five million square feet of property. Since October 2002, Mr. Berger has served as president and chief financial officer of University Capital Management, Inc., or UCM, a private real estate investment firm engaged principally in the ownership and development, acquisition and management of commercial and residential real estate throughout California, Northern Nevada and Hawaii. Since April 2011, he also has served as chief executive officer and chairman of the board of USA Real Estate Investment Trust, a California REIT. From 1988 to 1991, he served as chief executive officer and chairman of the board of California Real Estate Investment Trust, which was previously listed on the New York Stock Exchange. Mr. Berger received his undergraduate degree from the University of California, Davis in 1974 and his Juris Doctorate degree from Thomas Jefferson School of Law in 1978. He is a current member of the State Bar of California.

Mr. Berger was nominated to the board of directors because we believe he possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience as a senior executive of both public and private companies in the real estate industry.

John E. McConnaughy, Jr., age 87, has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded that company in 1985. From 1969 to 1986, he was Chairman and Chief Executive Officer of Peabody International Corp., an environmental products and services firm. In addition, from 1981 to 1992, he was Chairman and Chief Executive Officer of GEO International Corporation., a private company that provides equipment, inks and supplies to the graphic arts industry. Prior to joining Peabody International, Mr. McConnaughy served as Vice President of European Consumer Products with the Singer Company, where he was responsible for operations in 16 countries and sales of $400 million. He had previously been President of the Singer Company of Canada, Limited. Earlier, he held management positions at Westinghouse Electric Corp. in its consumer group and portable appliance divisions. Mr. McConnaughy currently serves on the board of directors of three other public companies: Wave Systems Corp. (Nasdaq: WAVX), an enterprise security software provider, Arrow Resources Development, Inc. (OTC:BB ARWD), a provider of marketing, sales, distribution, corporate operations, and corporate finance services for the commercial exploitation of natural resources worldwide, and Kinetitec Corporation, a mining and metals company. Mr. McConnaughy previously served as a director of Allis-Chalmers Energy Inc. (NYSE: ASY), a provider of services and equipment to oil and natural gas companies, Levcor International, Inc. (OTCMKTS:LVCI), a manufacturer and distributor of craft products to retailers, and a number of private companies in a wide variety of industries. He also serves as Chairman of the Board of Trustees of the Strang Cancer Prevention Center and as Chairman Emeritus for the Harlem School of the Arts.

Mr. McConnaughy was nominated to the board of directors because we believe Mr. McConnaughy possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience as a board member at five other public companies.

Victor F. Germack, age 62, has served since 1980 as President of Heritage Capital Corp., a company engaged in investment banking services. Additionally, Mr. Germack formed, and since 2002 has been President of, RateFinancials Inc., a company that rates and ranks the financial reporting of U.S. public companies.

Mr. Germack was nominated to the board of directors because we believe Mr. Germack possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience a former independent director, Chairman of the audit committee and member of compensation committee of Allis-Chalmers Energy Inc. (ASY).

Zheng Wu, age 60, is currently the chairman and chief executive officer of ZY. Mr. Wu currently serves as the President of the Shanghai Chamber of Commerce, Chairman of the Taiyuan Zhongyou Jiayi Soccer Club, Director of the Shanghai Changxing Island Fishing Port Co., LTD., and Chairman of Zhongyou Group Shanxi Jiayi Company. He also serves as Director and General Manager of Zhongyou Group Shanghai Jiayi Investment Company, Chairman and CEO of ZY, Director and General Manager of Shanghai Yongjia Industry Development Co., LTD., and Director and General Manager of Shanghai Zhongyou Real Estate Development Co., LTD. From 1997 to 2002, he served as Director and General Manager of Shanghai Hujia Enterprise Development Co., LTD. From 1993 to 1996, he served as Director and General Manager of Shanghai East Lake Garden Project, and from 1989 to 1992, he served as the head of sales for markets outside Shanghai for the Shanghai Huili Group. Mr. Wu received a master’s degree from Tongji University and is a certified senior engineer.

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

Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one- third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

Board Committees

In 2012, our board of directors established the committees described below. The charters for each of our committees are available on our corporate website at www.ainalea.com.

Audit Committee - On July 6, 2015, Messrs. Anapoell, Berger, and Germack were appointed to our audit committee, to be effective upon the listing of our common stock on Nasdaq. Mr. Anapoell will be the chairperson of the committee. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable rules of the Securities and Exchange Commission and NASDAQ. Our board of directors has designated Mr. Germack as an “audit committee financial expert,” as defined under the applicable rules and regulations of the SEC. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing annually a report by the independent registered public accounting firm regarding the independent registered public accounting firm’s internal quality control procedures and various issues relating thereto;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm;
•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns, including a confidential, anonymous mechanism for the submission of concerns by employees;
•	periodically reviewing legal compliance matters, including any securities trading policies, periodically reviewing significant accounting and other financial risks or exposures to our company, reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party (as described in Item 404 of Regulation S-K);
•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm; and
•	reviewing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement.

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

Compensation Committee. On July 6, 2015, Messrs. Anapoell, Berger, and McConnaughy were appointed to our compensation committee, to be effective upon the listing of our common stock on Nasdaq. Mr. McConnaughy will be the chairperson of the committee. Our board of directors has determined that each member of the compensation committee is an independent director for compensation committee purposes as that term is defined in the applicable rules of NASDAQ, is a “non-employee director” within the meaning of Rule 16b-3(d)(3) promulgated under the Exchange Act, and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, as amended. The compensation committee’s responsibilities include, among other things:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;
•	annually evaluating the performance of our chief executive officer in light of such corporate goals and objectives and approving the compensation of our chief executive officer;
•	annually reviewing and approving the compensation of our other executive officers;
•	annually reviewing our compensation, welfare, benefit and pension plans, and similar plans;
•	reviewing and making recommendations to the board of directors with respect to director compensation; and
•	reviewing for inclusion in our proxy statement the report of the compensation committee required by the SEC.

The compensation committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and Corporate Governance Committee - On July 6, 2015, Messrs. Berger, Germack, and McConnaughy were appointed to our nominating and corporate governance committee, or nominating committee, to be effective upon the listing of our common stock on Nasdaq. Mr. Berger will be the chairperson of the committee. Our board of directors has determined that each of the committee members is an independent director for nominating committee purposes as that term is defined in the applicable rules of NASDAQ. The nominating committee’s responsibilities include, among other things:

•	developing and recommending to the board of directors criteria for board of directors and committee membership;
•	identifying individuals qualified to become board of directors members;
•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board of directors’ committees;
•	annually reviewing our corporate governance guidelines; and
•	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

The Nominating and Corporate Governance Committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Non-Employee Director Compensation

Prior to our initial public offering, we had not implemented a formal policy with respect to compensation payable to our non-employee directors for service as directors. We did not pay cash or any other compensation, or grant stock options or other equity awards, to any of our non- employee directors during the fiscal years ended March 31, 2016 or 2015.

Following the completion of our initial public offering, we intend to implement a formal policy pursuant to which our non-employee directors will be eligible to receive equity awards and annual cash retainers as compensation for service on our board of directors and committees of our board of directors. Under this policy, we intend to provide our nonemployee directors the following cash compensation for board services, as applicable:

•	$40,000 per year for service as a board member;
•	$2,000 per year for service as chair of the audit committee or the compensation committee;
•	$2,000 per year for service as chair of the nominating and corporate governance committee; and
•	$500 for each committee meeting attended in person ($250 for meetings attended by video or telephone conference).

We intend to reimburse our non-employee directors for expenses incurred in attending board and committee meetings. Further, under this policy, we intend to grant non-employee directors an annual stock option grant having a Black-Scholes value on the date of grant equal to the fair market value of such option on the date of grant. We intend that the date of grant for these stock options will be January 31 of each year, beginning subsequent to the Company’s listing on NASDAQ.

Board and Committee Meetings

During the years ended March 31, 2016 and 2015, the Company held board and committee meetings whenever deemed necessary by management or other directors.

Communications with the Board

Shareholders and others may send communications directly to the Board addressed to: Board of Directors of Aina Le’a, Inc., 69-201 Waikoloa Beach Drive #2617, Waikoloa, Hawaii, 96738. Any such communication may be directed to the Chairman of the Board or the Chair of any board committee or to the non-management or independent directors (when appointed to the board of directors). Any such communication should include the following: (a) the name of the person sending the communication; (b) a statement in reasonable detail specifying the issue or concern; and (c) the contact information of the sender (at a minimum, phone number and address). Nothing in this paragraph shall override any requirements imposed by other governing documents or by any law, rule or regulation.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, the directors and executive officers of the Company and persons who are beneficial owners of more than 10% of the outstanding shares of the Company (the “Reporting Persons”) will be required to file reports of their ownership and changes in ownership of shares with the SEC and furnish the Company with copies of such reports. To the Company’s knowledge, all of our officers, directors or owners of 10% or more of the outstanding shares of common stock filed all required Forms 3, 4 and 5.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during fiscal years ended March 31, 2016 and 2015.

Name and Principal Position(2)	Year	Salary		Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Robert J. Wessels	2016	$180,000	(1)	—	—	—	$324,000	(3)	$504,000
President, Chief Executive Officer, Chairman of the Board and Director	2015	$180,000	(1)	—	—	—	$24,000	(3)	$204,000
Mark E. Jackson	2016	$108,000		—	$27,500	—	—		$135,500
Chief Financial Officer	2015	$108,000		—	—	—	—		$108,000
Richard P. Bernstein	2016	—		—	$27,500	—	—		$27,500
Secretary and Director	2015	—		—	—	—	—		—

(1)	Excludes approximately $24,000 of residential rental payments paid by us for the benefit of Mr. Wessels during the fiscal years ended March 31, 2016 and 2015.
(2)	No individual who otherwise would have been includable in the table on the basis of salary and bonus earned during the fiscal years ended March 31, 2016 and 2015 has resigned or otherwise terminated his or her employment with us.
(3)	Reflects a $300,000 loan guarantee provided to Mr. Wessels for the fiscal year ended March 31, 2016 and approximately $24,000 of residential rental payments paid by us for the benefit of Mr. Wessels during each of the fiscal years ended March 31, 2016 and 2015.

Outstanding Equity Awards at Fiscal Year-End

We do not have any equity compensation plans and therefore no equity awards are outstanding as of March 31, 2016.

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

In the event that the Company terminates Mr. Wessels’ employment without cause, or if Mr. Wessels resigns for good reason (other than in connection with a change-of-control of the Company), and provided that Mr. Wessels executes a general release in favor of the Company, he will be entitled to receive certain payments and other benefits, which are as follows:

•	an amount equal to 12 months of his base salary then in effect, payable on our standard payroll dates; and
•	if Mr. Wessels elects to continue coverage under our group health insurance plan, reimbursement of his insurance premiums (or in certain cases a taxable cash payment) for a period of 12 months or until he qualifies for health insurance benefits from a new employer, whichever occurs first.

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

Limitation on Liability and Indemnification Matters

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law, which prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•	any breach of the director’s duty of loyalty to us or our stockholders;
•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	unlawful payment of dividends or unlawful stock repurchases or redemptions; and
•	any transaction from which the director derived an improper personal benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have determined beneficial ownership in accordance with SEC rules, which includes any person who directly or indirectly shares voting power or investment power (the power to sell the security). The information does not necessarily indicate beneficial ownership for any other purpose. Applicable percentage ownership is based on 9,108,056 shares of common stock outstanding at July 13, 2016.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each person listed on the table is c/o Aina Le’a, Inc., 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738.

The following table sets forth information regarding beneficial ownership of our common stock as of July 13, 2016 of the following:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors;
•	all executive officers and directors as a group.

Shares Beneficially Owned

	Share Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
RJW/LLW Irrevocable Family Trust (1)	2,645,848	29.05%
DW Aina Le'a Development (2)	524,852	5.76%
Shanghai Zhongyou Real Estate Group	1,280,000	14.05%

Named Executive Officers and Directors:
Robert J. Wessels (3)	608,824	6.68%
Richard P. Bernstein (4)	2,696,823	29.61%
Mark E. Jackson (3)	42,000	*
All directors and executive officers as a group (3 persons)	3,347,647	36.75%

(*)	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Voting and dispositive power held by Southpac Corp. through its Trust Manager, Serina Francis and Richard Bernstein as co-trustees.
(2)	Voting and dispositive power held by Robert Wessels.
(3)	Voting and dispositive power held directly by beneficial owner.
(4)	Voting and dispositive power with respect to 50,975 shares held directly by beneficial owner. Voting and dispositive power with respect to 2,645848 shares held by Southpac Corp. through its Trust Manager, Serina Francis and Richard Bernstein as co-trustees.

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

Related Party Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels, serves as the Company’s CEO. Mr. Wessels provides management and administrative services to the Company. Mr. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $4,500,000 at both March 31, 2016 and 2015. From time to time Mr. Wessels, DW and Relco have advanced funds to the Company. Such advances are repaid without interest. The Company owed $2,590,518 and $2,345,704 as a result of advances from Mr. Wessels, DW and Relco as of March 31, 2016 and 2015, respectively. Additionally, Mr. Wessels has personally indemnified certain sub- contractors for outstanding amounts owed by the contractors. Such amounts were not material at March 31, 2016 and 2015.

CAG has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW, a shareholder of the Company, and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In June of 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and was due upon the earlier of: (1) the Company receiving funding from certain loans (2) when sufficient proceeds have been obtained on townhouse closings or (3) December 31, 2012. The Company was unable to repay the note prior to its due date of December 31, 2012 and continues to accrue interest. The balance owed on the note was $2,605,778 and $2,445,778 as of March 31, 2016 and 2015, respectively. CAG and others were paid commissions of $18,200 for the year ended March 31, 2015 related to the transfer of ULFs. No commissions were paid to CAG for the year ended March 31, 2016.

Certain relatives of the Company’s CEO serve in consulting capacities as controller, director of investor relations and project manager for the Company. In addition to serving as project manager, this relative also provides landscape management services for the Company. For the years ended March 31, 2016 and 2015, such individuals together earned $237,772 and $156,000, respectively. For the years ended March 31, 2016 and 2015, the Company owed $31,386 and $51,492 to such individuals, respectively.

A director (and officer) also serves as legal counsel for the Company and as such has incurred legal fees associated with their services. For the years ended March 31, 2016 and 2015 fees from this individual were $173,280 and $103,384, respectively. For the years ended March 31, 2016 and 2015, the Company owed this individual $230,717 and $123,861, respectively.

The Company’s CEO, Relco, and DW have periodically advanced funds to the Company. These advances from Relco and DW bear no interest, are due on demand and are unsecured. Advances from the CEO, with the exception of unpaid compensation, do not bear interest. Unpaid compensation accrues interest at 12% per annum. Note and advances payable to related parties were comprised of the following:

	March 31, 2016	March 31, 2015
Advances from DW	$—	$200,000
Advances from CEO	2,590,518	2,145,704
Note Payable to CAG president	2,605,778	2,445,778
Total	$5,196,296	$4,791,482

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firm

Audit and other professional services performed by Macias Gini and O’Connell LLP (“MGO”) and tax services provided by Moss Adams follows:

	March 31, 2016	March 31, 2015
Audit Fees (1)	$164,907	$141,799
Audit-Related Fees (2)	11,260	2,100
Tax Fees (3)	7,467	5,000
All Other Fees (4)	—	—
Total	$183,634	$148,899

1)	Audit fees are for the audit and reviews of the Company’s financial statements and other professional services provided in connection with statutory and regulatory filings or engagements. Fiscal 2016 audit fees include the audit of the Company’s 2015 financial statements and review of the Company’s financial statements included in the amendments to the Company’s Registration Statement on Form S-1 filed during fiscal 2016. Fiscal 2015 audit fees include the audit of the Company’s 2014 financial statements and the reissuances of MGO fiscal 2014 opinion and review of the Company’s financial statements included in the amendments to the Company’s Registration Statement on Form S-1 filed during fiscal 2015.
2)	Audit-related fees in fiscal 2016 included fees related to procedures performed in preparation of draft comfort letters to the underwriter of the initial public offering. Audit-related fees in fiscal 2015 included responding to due diligence inquiries from a potential investor.
3)	Tax fees related to tax compliance services provided by Moss Adams.
4)	None.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)       Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 46 of this Report.

b)       Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Aina Le’a, Inc. (1)
3.2	Amended and Restated Bylaws of Aina Le’a, Inc. (1)
4.1	Form of Common Stock Certificate (2)
10.1	Amended and Restated Aina Le’a Land Trust No. 1 Agreement, dated July 7, 2011, by and among HRD Services, Capital Asia Group Management, Aina Le’a LLC, Aina Le’a Singapore, and each individual that purchased a ULF in Lulana Gardens (3)
10.2	First Amendment to Amended and Restated Aina Le’a Land Trust No. 1 Agreement, dated July 8, 2011, by and among HRD Services, Capital Asia Group Management, Aina Le’a LLC, Aina Le’a Singapore, and each individual that purchased a ULF in Lulana Gardens (3)
10.3	Amended and Restated Purchase and Sale Agreement, dated February 9, 2009, by and among Bridge Aina Le’a, LLC, Relco Corp., and DW Aina Le’a Development, LLC (3)
10.4	Joint Development Agreement / Lease of Undivided Fractional Land, dated March 2, 2012, by and among each ULF Buyer, DW Aina Le’a Development, LLC, Hill Redwood Development, and Truestyle Pacific Builders LLC (3)
10.5	Purchase and Sale Contract for Undivided Land Fraction & Beneficial Interest, dated March 2, 2012, by and between Aina Le’a LLC and each ULF Buyer (3)
10.6	Joint Development Agreement, dated December 11, 2009, by and between Bridge Aina Le’a LLC and Aina Le’a LLC (3)
10.7	First Modification and Partial Assignment of Amended and Restated Purchase and Sale Agreement, dated December 11, 2009, by and among Bridge Aina Le’a LLC, Relco Corp., DW Aina Le’a Development, LLC, and Aina Le’a LLC (3)
10.8	Exclusive Mandate Agreement, dated July 1, 2009, by and between Aina Le’a LLC and Capital Asia Group PTE Ltd. (3)
10.9	Equity Investment and Joint Development Agreement, dated October 31, 2014, by and among HRD Services, Capital Asia Group Management, Aina Le’a LLC, Aina Le’a Singapore, and each individual that purchased a ULF in Lulana Gardens (4)
10.10	Purchase and Sale Agreement, dated March 23, 2015, by and between Johnson Bank and Aina Le’a, Inc. (1)
10.11	Form of Subscription Agreement (5)
10.12	Loan Agreement, dated July 24, 2015, by and among Aina Le’a, Inc., Emerald Hawaii Services, Inc., and Romspen Investment Corporation (2)
10.13	Amended and Restated Escrow Deposit Agreement, dated October 5, 2015, by and among Aina Le’a, Inc., Newbridge Securities Corporation, and Signature Bank (5)
10.14	Form of Selected Dealer Agreement (6)

10.15	Purchase and Sale Agreement for Residential Property at Aina Le’a, dated October 16, 2015, by and between Aina Le’a, Inc. and Bridge Aina Le’a, LLC (7)
10.16	Promissory Note, dated November 12, 2015 (8)
10.17	Mortgage, Security Agreement and Financing Statement dated November 12, 2015 by Aina Le'a, Inc. in favor of Libo Zhang (8)
10.18	Side Letter, dated November 11, 2015, by and between Libo Zhang and DW Aina Le'a Development, LLC (8)
10.19	Promissory Note, dated November 17, 2015 (6)
10.20	Purchase-Money Mortgage Security Agreement and Financing Statement, dated November 17, 2015 by and between Aina Le’a, Inc. and Bridge Aina Le’a. LLC (6)
10.21	Loan Purchase Agreement dated October 27, 2015 between American Savings Bank, F.S.B. and Aina Le’a, Inc. (9)
10.22	Waterline Infrastructure Contractor Agreement dated February 1, 2015 by and between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc. (9)
10.23	Lulana Gardens Infrastructure Contractor Agreement dated June 1, 2015 by and between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc. (9)
10.24	Access Roadway Improvements Contractor Agreement dated June 1, 2015 by and between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc. (9)
10.25	Offsite Electrical Improvements Contractor Agreement dated June 1, 2015 by and between E. M. Rivera & Sons, Inc. and Aina Le'a, Inc. (9)
21.1*	Subsidiaries of Aina Le’a, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2015.
(2)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on July 30, 2015.
(3)	Incorporated by reference to the Registrant’s Form S-1 as filed with the Commission on January 27, 2015.
(4)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 as filed with the Commission on March 6, 2015.
(5)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 3 to Form S-1 as filed with the Commission on October 27, 2015.
(6)	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 4 to Form S-1 as filed with the Commission on November 20, 2015.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on October 22, 2015.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on November 16, 2015.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on February 12, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

By:	/s/ Robert J. Wessels
Robert J. Wessels
President and Chief Executive Officer

Date: July 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Wessels	Chairman of the Board, President, Chief	July 14, 2016
Robert J. Wessels	Executive Officer and Director (Principal Executive Officer)

/s/ Mark E. Jackson	Chief Financial Officer	July 14, 2016
Mark E. Jackson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard P. Bernstein	Secretary and Director	July 14, 2016
Richard P. Bernstein

-90-