Form 10-Q
period 2016-06-30
Aina Le'a Inc.
filed 2016-08-15
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number: 001-554923

AINA LE’A, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4447703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

69-201 Waikoloa Beach Drive, #2617

Waikoloa, Hawaii 96738-5810

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

As of August 15, 2016 there were 9,108,056 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aina Le’a, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$17,902	$823,155
Restricted cash	85,000	85,000
Prepaid expenses	1,167,064	1,068,732
Total current assets	1,269,966	1,976,887

Real estate project in development	66,128,748	63,844,856
Restricted cash, non-current	2,000,000	2,000,000
Deposits	46,935	46,935
Other assets	650,000	650,162

Total Assets	$70,095,649	$68,518,840

Liabilities and shareholders’ deficit
Accounts payable	$3,310,445	$3,201,404
Related party note and advances payable	5,384,173	5,196,296
Short-term debt (Note 9)
Principal	20,961,519	20,566,492
Less unamortized discount and debt issuance costs	688,893	954,013
Total short-term debt	20,272,626	19,612,479
Current portion - contract payable to land trust	26,171,600	26,171,600
Other liabilities	1,085,603	636,597
Total current liabilities	56,224,447	54,818,376

Long-term debt (Note 9)
Principal	8,639,832	7,863,125
Less unamortized discount and debt issuance costs	481,315	614,334
Total long-term debt	8,158,517	7,248,791
Contracts payable to land trust, net of current portion	13,679,158	13,038,574
Total long-term liabilities	21,837,675	20,287,365

Total liabilities	78,062,122	75,105,741

Shareholders' deficit
Preferred Stock, $.001 par value; authorized 10,000,000 shares; None issued and outstanding at June 30 and March 31, 2016	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 9,108,056 issued and outstanding at June 30 and March 31, 2016	9,108	9,108
Additional paid in capital	32,055,760	31,918,260
Accumulated deficit	(40,031,341)	(38,514,269)
Total shareholders' deficit	(7,966,473)	(6,586,901)

Total liabilities and shareholders' deficit	$70,095,649	$68,518,840

See notes to consolidated financial statements.

Aina Le’a, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,
	2016	2015
Operating Expenses
General and administrative	$540,809	$474,989
Operating loss	(540,809)	(474,989)
Interest income (expense), net	(971,405)	—
Other income (expense), net	(4,857)	(55,537)
Loss from operations before income taxes	(1,517,071)	(530,526)
Provision for income taxes	—	—

Net loss	$(1,517,071)	$(530,526)

Basic and diluted net loss per share	$(0.17)	$(0.06)

Weighted average number of shares used in calculating basic and diluted loss per share	9,108,056	9,099,544

See notes to consolidated financial statements.

Aina Le’a, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(1,517,071)	$(530,526)
Non-cash interest expense	970,176	—
Foreign exchange (gain) loss	4,857	55,537
Changes in assets and liabilities:
Real estate project in development	(862,136)	(156,580)
Prepaid assets	70,211	(339,845)
Accounts payable	(634,987)	29,950
Other liabilities	66,241	—
Net cash used in operating activities	(1,902,709)	(941,464)

Cash flows from financing activities:
Loan fees paid	(1,000)	—
Proceeds from advances and notes payable from related parties	95,263	4,999
Repayment of notes payable	(230,586)	—
Arbitration award to contractor	—	(2,022,000)
Proceeds from notes payable	1,276,706	—
Fees paid for initial public offering	(42,927)	(278,916)
Fees paid for issuance of common stock	—	(1,405,000)
Net cash provided by (used in) financing activities	1,097,456	(3,700,917)

Net increase (decrease) in cash and cash equivalents	(805,253)	(4,642,381)
Cash and cash equivalents, beginning of period	823,155	12,274,233
Cash and cash equivalents, end of period	$17,902	$7,631,852

Supplemental Disclosures:
Interest paid, cash	$591,693	$—
Income taxes paid	—	—

Supplemental non-cash transactions

Interest capitalized, net	$1,162,793	$689,982
Increase (decrease) in accounts payable for real estate project costs	$741,644	$96,401
Commission on sale of stock financed by accounts payable	$—	$1,460,860
Insurance financed by notes payable	$125,616	$—
Debt discount applied to notes payable from share transfer	$137,500	$—
Increase (decrease) in accounts payable for initial public offering costs	$—	$6,057

See notes to consolidated financial statements.

Notes to Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of Aina Le’a, Inc. its wholly-owned subsidiaries: Lulana Gardens, LLC and Island Vista, LLC (collectively, the Company, we, our or us). The Company was incorporated in the state of Delaware in February 2012. Prior to February 2012, we operated as a Nevada limited liability company, Aina Le’a LLC (the “LLC”). The LLC was formed in April 2009 with DW Aina Le’a Development, LLC (“DW”) as its managing member and sole owner. In February 2012, the LLC was converted into Aina Le’a, Inc. pursuant to a plan of conversion. In connection with the conversion, we issued 5,500,000 shares of common stock to DW. The assets and liabilities of the LLC were recorded by us at their historical cost. We expect to eventually operate two of our “villages” through Lulana Gardens, LLC and Island Vista, LLC.

We are in the business of acquiring and developing land for residential and commercial development. Our initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. We intend to construct 384 town homes (“Lulana Gardens”), construct 48 villas (“Whale’s Point”) and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1 and has developed substantial infrastructure and commenced construction on 64 of the town homes. An additional 1,011 acres was acquired on November 17, 2015 from Bridge Aina Le’a, LLC (“Bridge”). Marketing of the Lulana Gardens townhomes and the Ho’olei Village lots can begin once we file for and obtains the required approval of its homeowner’s association updates to its DCCA public filings and has met certain requirements of its development obligations with Hawaii County.

Our registration statement for our ongoing initial public offering, for which Newbridge Securities Corporation (“Newbridge”) was approved by FINRA to serve as our exclusive placement agent in the best efforts offering, was effective as of this filing period, June 30, 2016. We have since withdrawn the registration statement for our initial public offering to effectively remove Newbridge as its exclusive placement agent. We expect to refile our registration statement. We expect our shares to be traded over NASDAQ under the symbol “AIZY. As of the date of this Quarterly Report on Form 10-Q, no proceeds have been received or used from the registered offering.

These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed financial statements do not include all information and footnote disclosures required in annual financial statements.

In management’s opinion, these unaudited consolidated financial statements contain all adjustments, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed with the SEC on July 14, 2016. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2017 or any future period.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted cash

Restricted cash consists of funds held for construction consisting of an $85,000 bond for waterline infrastructure and $2,000,000 for the road and intersection infrastructure required by Hawaii County ordinance. The Waikoloa Village Association accepted the completion of the waterline and the $85,000 is in the process of being released. The $2,000,000 will be used to pay the road/intersection construction costs upon approval by the Hawaii Department of Transportation.

Prepaid expense

Prepaid expenses consist of amounts paid in advance for which we will receive goods or services within the next normal accounting cycle. Included in prepaid expenses are initial public offering costs of $893,381 and $850,454 as of June 30 and March 31, 2016, respectively. These costs are associated with the registration statement that was withdrawn, July 29, 2016. We have reviewed the detail of these costs and determined that they continue to have value to the registration statement, as these costs were incurred in the drafting and review of various disclosures that carried forward into the next registration statement.

Real estate project in development

The real estate project in development is stated at cost. We capitalize all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. We also capitalize interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission (“LUC”). During the three months ended June 30, 2016 and 2015, we capitalized $1,162,793 and $689,982 in interest, respectively. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of Undivided Land Fractions (“ULFs”). Certain identified common costs are required to be allocated among the different phases of the development as it is completed. We are currently evaluating the different allocation methods before initial sales begin.

Impairment of long-lived assets

We perform an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable. Events or circumstances that we consider indicators of impairment include significant decreases in market values and adverse changes in regulatory requirements, including environmental laws. Impairment tests for properties under development involve the use of estimated future net undiscounted cash flows expected to be generated from the use of property and its eventual disposition. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

We estimate the fair value of the project based upon the expected net proceeds from the sales of the units and lots, giving consideration to selling costs, the absorption period and estimated costs to complete. Proceeds from sales of Lulana Gardens and Ho’olei Village developments are estimated based upon comparable sales transactions and give consideration to affordable housing pricing limitations where applicable. The absorption period used gives consideration to our need to raise construction funding and complete development.

Estimated costs to complete are derived from estimates from our contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of June 30 and March 31, 2016, we determined that no write down from the carrying value of the project was required.

Other noncurrent assets

Other assets at June 30, 2016 includes $650,000 related to the purchase of loans (see Note 9), and repayment terms with the contractor have not been finalized.

Contracts payable to land trust

In order to raise capital for the initial development of the Villages project, we sold undivided land fractions to investors from fiscal year 2009 through fiscal year 2014. The ULF agreements require that we repurchase the ULFs at a future date for a price higher than the original purchase price. Due to the repurchase provision, the ULF sales are accounted for as debt instruments, contracts payable to land trust, and the difference between the purchase price and the repurchase price is recognized over the period of the ULF as interest expense, using a method which materially approximates the effective interest method.

We have acquired the beneficial interests associated with certain of the contracts payable to land trust and in accordance with terms of an agreement with the power of interest of the land trust has presented the balance due net of such amounts.

Reclassifications

Certain prior period financial statement amounts been reclassified to conform to the current period presentation. We have also revised classification of certain cash flow statement items for the period ended June 30, 2015 which reduced cash used in operating activity by $1,683,916, from $2,625,380 to $941,464, and increased cash used in financing activities by $1,683,916, from $2,017,001 to $3,700,917.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We will file income tax returns in the U.S. federal jurisdiction and in Hawaii. We did not have any uncertain tax positions at June 30 and March 31, 2016.

Our policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. We have not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at June 30 and March 31, 2016, as its review of such positions indicated that such potential positions were minimal. We are subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Fair Value Disclosures

The carrying amounts of cash, restricted cash and trade payables approximate their fair values due to their short-term nature. The fair value of our borrowing approximate their carrying value based on our current incremental borrowing rates for similar types of borrowing arrangements.

Concentrations and other risks

Financial instruments that potentially subject us to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institution. Restricted cash consists of $2,085,000 at June 30 and March 31, 2016. At June 30 and March 31, 2016, $1,750,000 was held in an account which was not covered by FDIC insurance.

We conduct our operations in the state of Hawaii, on Hawaii Island. Consequently, any significant economic downturn in the Hawaii real estate market could potentially have an effect on our business, results of operations and financial condition.

We have entered into a fixed price contract with a contractor under which the contractor is to construct all the Lulana Gardens units at a fixed, per unit price. We have not obtained a performance bond from the contractor. Should the contractor fail to complete its contract or should the contractor seek price increases as a result of increased material or labor costs, we may encounter delays or cost increases which could negatively impact our ability to complete the construction, as well as the profitability, of the Lulana Gardens project.

We have entered into cost plus contracts with a guaranteed maximum price with a contractor to complete certain phases of the infrastructure of Phase 1 of the Villages. We have not obtained a performance bond from the contractor.

Recently issued accounting standards

The FASB issued Accounting Standards Update 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard requires management to assess the Company's ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans, which may alleviate doubt regarding the Company's ability to continue as a going concern. The guidance is effective for years beginning after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $40,031,341 at June 30, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of the Villages project. Management’s plan in order to meet our operating cash flow requirements includes financing activities such as private issuances of debt, equity financing and the continued establishment of strategic relationships which we expect will lead to the completion of our revenue opportunities.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there is no assurance that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 4. Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $9,500,000 and $8,300,000 at June 30 and March 31, 2016, respectively. From time to time Wessels has advanced funds to the Company. Such advances are repaid with an 8% interest rate beginning April 1, 2016, are due on demand and are unsecured. The principal balance owed on the note was of $2,685,781 and $2,590,518 as of June 30 and March 31, 2016, respectively. As of June 30, 2016 interest due on the principal balance was $52,614. Additionally, Wessels has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at June 30 and March 31, 2016.

Capital Asia Group Pte Ltd ("CAG") has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In June 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) October 31, 2014, the maturity of the note. We were unable to repay the note prior to its due date of October 31, 2014, and the note continues to accrue interest. The principal balance owed on the note was $2,000,000 as of June 30 and March 31, 2016. Interest due on the principal balance was $645,778 and $605,778 as of June 30 and March 31, 2016, respectively. No commissions were paid to CAG for the three months ended June 30, 2016 and 2015.

Richard P. Bernstein serves as secretary, is a director and shareholder of the Company, and also serves as our legal counsel. His firm, Law Offices of Richard P. Bernstein, has incurred legal fees associated with his services. For the three months ended June 30, 2016 and 2015, fees from this individual were $17,713 and $45,543, respectively. As reflected in accounts payable, we owed this individual $238,429 and $230,717 for the periods ended June 30 and March 31, 2016, respectively.

Following is a summary of note and advances to related parties:

	June 30, 2016	March 31, 2016
Advances from CEO	$2,738,395	$2,590,518
Note Payable to CAG president	2,645,778	2,605,778
Total	$5,384,173	$5,196,296

Note 5. Real Estate Project in Development

Our current real estate projects in development consist of approximately 61 acres with 384 townhomes (Lulana Gardens) and 48 luxury villas (Whale’s Point) on 38 acres, and 70 residential lots on 23 acres (Ho’olei Village) (collectively “Phase 1”). On November 17, 2015, we purchased and closed on the remaining 1,011-acres of residential property of the Villages from Bridge. Real estate project in development costs are summarized as follows:

	June 30, 2016	March 31, 2016
Land acquisition	$30,304,277	$30,304,277
Planning, engineering and project management	1,217,028	1,184,268
Infrastructure Improvements	16,407,258	15,356,590
Townhome construction	5,642,128	5,628,922
Capitalized interest, taxes and lease payments	10,065,387	8,902,594
Legal and other finance costs	2,492,670	2,468,205
Total Capitalized	$66,128,748	$63,844,856

We capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the town homes. Interest costs from April 1, 2011 through March 31, 2015 were expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the LUC. From the inception of the project through March 31, 2015, we expensed a total of $27,746,664 in interest costs including the amortization of loan costs. We resumed normal development activities in April 2015 and capitalized $1,162,793 and $689,982 for the three months ended June 30, 2016 and 2015, respectively.

Note 6. Contracts Payable to Land Trust

To assist in its acquisition and development of real estate projects, we sell ULFs to investors. Through the ULF program, an investor receives a warranty deed to an undivided fractional interest in a property and then contributes the deed to a land trust (the “Trust”) in exchange for a beneficial interest in the Trust. Concurrent with the transfer of the ULF, the investor enters into a joint development agreement with the Company. Concurrently, the investor also appoints CAG as the holder of the power of direction in the Trust. The arrangement also provides for the appointment of an independent third party as trustee to manage the Trust and for the trustee to take direction from CAG. Upon completion and sale of the improvements on the property, the Trust receives a fixed sum from the Company, the trustee distributes the proceeds to the ULF investor and re-conveys the deed covering the property back to us and cancels the beneficial interest in the Trust. If the land is not sold within 30 months of the transfer of the deed to the beneficiary of the Trust, we are required to increase the fixed sum by 1% per month.

Pursuant to the ULF arrangement, the Company is obligated to immediately pay to the Trust a one-time lump sum lease payment of $500 within 90 days of purchase of ULF and an additional $12,000 upon the sale of the townhouse or lot. All lease payments have been made to investors totaling $2,299,500 through June 30, 2016. As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 at or prior to the end of 30 months from the date of the transfer of the deed. Accordingly, the Company has accrued a penalty interest of 1% per month is due on the $9,600 original investment as required. Additionally, the Company could be removed as developer of Trust No. 1 of the Project 32 months after the last deed was delivered to the Trust. As of June 30, 2016, the last deed was delivered to the Trust on October 1, 2012. No additional deeds were to be transferred to the Trust, and as such, the Company could be removed as developer of Trust No. 1 of the Project effective April 2016. The Company has not received any notices from the Trust and does not expect to be removed as the developer. Additionally, all deeds were contributed to Trust No. 2 in November 2015.

We accrete interest on the ULF proceeds over a 32-month period. Accreted interest cost on the ULFs was $635,727 and $630,298 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, and March 31, 2016, we owed principal of $27,546,529 and $27,541,672, respectively and interest of $12,304,229 and $11,668,502, respectively. If we repurchase the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. The un-accreted interest as of June 30 and March 31, 2016 was $659 and $2,131, respectively.

Certain ULF contracts totaling $2,496,000 at June 30 and March 31, 2016 provide for us to repay the ULF holders in Singapore dollars. Based on applicable foreign exchange rates, losses of $4,857 and $55,537 were recorded for the three months ended June 30, 2016 and 2015, respectively.

In March 2012, we entered into an arrangement with the power of interest in the Trust which governs how the proceeds from sales are to be distributed. Under the arrangement, as sales proceeds are received into escrow, the Company is to receive directly from escrow, prior to any payments being made to the Trust, the pro-rata share of the sales proceeds represented by the beneficial interests held by us. Based on the arrangement, we have netted the carrying value of its beneficial interests against the contract payable due to the Trust. The amounts attributable to the beneficial interests and contracts payable to land trust is summarized as follows:

	June 30, 2016	March 31, 2016
Contracts payable to land trust	$62,008,558	$61,367,974
Beneficial interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$39,850,758	$39,210,174

Note 7. Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at June 30, 2016 and 2015.

Note 8. Legal Proceedings

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

Since January 2010, performance under the Previous PSA had been suspended due to litigation between DW (as the predecessor entity to the Company as “Master Developer”) and the LUC, whereby the LUC issued an Order to Show Cause to prove the property was being developed in accordance with the representation and not held as a land speculator. In January 2012, DW and Relco assigned their rights to acquire the remaining property to us in exchange for our assumption of the installment obligations under the Previous PSA and a $17,000,000 profit participation. On November 25, 2014, the Supreme Court of the State of Hawaii rendered a final favorable decision for us, confirming the urban zoning for the residential parcels within the Villages.

We purchased the remaining 1,011 residential acres on November 17, 2015 for $24,000,000, of which $10,000,000 was paid at closing. We issued a three-year note to Bridge for the balance of $14,000,000. Per the terms of the PSA, the note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides us with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018.

Mauna Lani Resort Association v. County of Hawaii, et.al.

We are party to a lawsuit wherein its former parent company, DW, Relco and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that the County, in its review of the Environmental Impact Statement (“EIS”) that was prepared in 2010 to address the environmental impact of the Villages development, failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development. The matter was heard by the Circuit Court of Hawaii on February 11, 2013. On March 28, 2013, the court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. The County requested and the Company have commenced a supplemental environmental impact statement. Additionally, on May 23, 2014 the County confirmed our permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, town homes, and infrastructure are completed. We expect satisfactory completion of the supplemental environmental impact statement and believes that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay our development of the Villages.

In addition to the above, from time to time, we may be involved in various legal actions in the ordinary course of our business.

Note 9. Financing Activities

Pursuant to recently issued accounting standard FASB ASU 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, we have adopted this guidance for our fiscal year ending March 31, 2017 which includes interim periods within this reporting period. The comparative March 31, 2016 loan fees and note payable balances have been retrospectively reclassified to conform to the reporting standards for this reporting period. Loan fees of $685,488 have been reclassified from other current assets to the respective loans as of March 31, 2016 and are disclosed on the following short-term and long-term summaries.

Short-Term Debt

On October 27, 2015, we executed a $1,150,000 loan purchase agreement with American Savings Bank, F.S.B. (“ASB”). The agreement to purchase all the right, title and interest in and to the loans of E. M. Rivera & Sons, Inc. (“EMR”), our infrastructure contractor, is effective upon the final payment payable on August 31, 2016. The purchase is for eight loans made by ASB to EMR secured by a first priority security interest in and to the personal property of EMR. The terms of the promissory note require $150,000 due upon execution with the remaining $1,000,000 due in $250,000 installments due and payable on November 30, 2015, February 28, 2016, May 31, 2016 (extended to July 15, 2016) and August 31, 2016. We were in default of the payment plan on July 15, 2016 and our loan purchase agreement with the financial institution is subject to termination. We have paid $650,000 on the note as of June 30, 2016.

On November 12, 2015, we executed a one-year $6,000,000 land loan with Libo Zhang, a Chinese national, with the net proceeds made available for the purchase of the 1,011 residential acres acquired from Bridge. The loan is secured by a portion of Phase 1 (parcel D-1-B-1), bears interest at 12% per annum and matures on November 12, 2016. DW transferred 33,091 (23,091 and 10,000 shares in January 2016 and May 2016, respectively) of its shares in the Company to the lender as additional security to this loan. We have recorded this consideration as an additional debt discount of $455,001 based on the number of shares transferred at the per share offering price of $13.75 as listed in our registration statement. Interest of $720,000 was withheld by the lender from of the gross proceeds at funding. For the three months ended June 30, 2016, we have recognized interest expense related to this loan of $399,506. As of June 30 and March 31, 2016, unamortized discount and deferred loan costs were $659,172 and $921,176, respectively.

On November 17, 2015, we executed a three-year $14,000,000 land loan with Bridge, with the net proceeds made available for the purchase of the 1,011-acres. The loan is secured by a mortgage bearing interest at 12% per annum, payable, interest only, monthly and matures November 17, 2018. As of June 30 and March 31, 2016, unamortized net deferred loan costs were $29,721 and $32,836, respectively. In July 2016, we did not make the required monthly interest payment on the $14,000,000 land loan with Bridge and is considered in default. We negotiated a cure amount of $490,775, which represents interest payments due on July 1, 2016 and August 1, 2016 and related penalties, and is due on August 15, 2016. The loan is accruing interest at the default rate of 24%. Our ability to make the cure payment is dependent on the close and funding of additional working capital loans prior to the due date and have classified the loan as a current liability.

In March and April 2016, we received two advances of $350,000 each, which are personally guaranteed by the Company’s CEO, in anticipation of finalizing an EB-5 investor program loan.

In June 2016, we executed a $400,000 30-day temporary bridge working capital note with Adriatic Ventures LLC. The note bears a 3% annual interest rate, requires a 3% loan fee for each advance against the note, and is due the earlier of August 30, 2016 or the date of the closing of the initial public offering, as amended. The note is personally guaranteed by the Company’s CEO. We have received one advance of $150,000 as of June 30, 2016.

During the period, we executed one commercial premium finance agreement for an insurance policy with a maturity of less than one year.

Following is a summary of short-term debt:

	June 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Short-Term Debt
Libo Zhang, 12% interest, secured loan, due November 2016	$6,000,000	$659,172	$5,340,828
Bridge Aina Le'a, LLC, 12% interest, secured loan, due November 2018	14,000,000	29,721	13,970,279
Whales Point Fund LLP, non-interest bearing loan	700,000	—	700,000
Adriatic Ventures LLC, 3% interest, unsecured note, due August 2016	150,000	—	150,000
First Insurance Funding, 6.75%/6.699% interest, due September 2016 and January 2017	111,519	—	111,519
Total	$20,961,519	$688,893	$20,272,626

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Short-Term Debt
Libo Zhang, 12% interest, secured loan, due November 2016	$6,000,000	$921,176	$5,078,824
Bridge Aina Le'a, LLC, 12% interest, secured loan, due November 2018	14,000,000	32,837	13,967,163
American Savings Bank, non-interest bearing loan purchase agreement, due August 2016	200,000	—	200,000
Whales Point Fund LLP, non-interest bearing loan	350,000	—	350,000
First Insurance Funding, 6.75%/6.699% interest, due September 2016 and January 2017	16,492	—	16,492
Total	$20,566,492	$954,013	$19,612,479

Long-Term Debt

On July 24, 2015, we executed and closed on a two-year $12,000,000 construction loan with Romspen Investment Corporation, with the net proceeds available for operations and project development. The loan is secured by the Company’s interest in a portion of Phase 1 (parcel D-1-B-2), bears interest at 12.5% per annum, payable monthly, and required advance fees of $712,112 upon the first draw. As of June 30, 2016, we have received draws of $8,639,832. The loan requires an interest reserve of $1,250,000 to be held by the lender. The loan is personally guaranteed by the Company's CEO. As of June 30 and March 31, 2016, unamortized net deferred loan costs were $481,315 and $614,334, respectively.

Following is a summary of long-term debt:

	June 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
Romspen Investment Corporation, 12.5% interest, secured loan due July 2017	$8,639,832	$481,315	$8,158,517

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
Romspen Investment Corporation, 12.5% interest, secured loan due July 2017	$7,863,125	$614,334	$7,248,791

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “Aina Le’a,” “our Company,” “we,” “us,” “our,” and similar names refer to Aina Le’a, Inc.

Overview and Recent Developments

Aina Le’a, Inc. is in the business of acquiring and developing land for residential and commercial development. Our mission is to build the finest integrated communities for high growth local economies.

Our initial project, known as the Villages of Aina Le’a (the “Villages”), consists of approximately 1,099 acres of land located on the Kohala Coast on Hawaii Island in the state of Hawaii. Our plans for the Villages include approximately 2,400 residential homes, a championship golf course, an exclusive lodge and a 440,000 square foot mixed use commercial center complete with medical facilities. The first phase of the Villages is a 61.4-acre land parcel (“Phase 1”), which consists of 38 acres, on which we are constructing 384 town homes (“Lulana Gardens”) and 48 villas (“Whale’s Point”) and of 70 single-family residential lots (“Ho’olei Village”) for sale. As of the date of this report, we have developed substantial infrastructure and commenced construction of 64 town homes. We have begun development activity on the additional 1,011 acres surrounding Phase 1. The 1,011 acres will be developed for 1,975 luxury home lots. We have an option to acquire an additional 27 acres of adjacent commercial property.

Our principal executive offices are located at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738, and our telephone number is (808) 886-1702. Our website is www.ainalea.com.

Our Initial Project—The Villages of Aina Le’a

For our first project, we acquired Phase 1 of the Villages, consisting of 384 town homes, 48 luxury villas and 70 single family lots aggregating 61.4 acres in Waikoloa, South Kohala, on Hawaii Island in the state of Hawaii. The Villages include a residential multifamily townhome condominium project (with each lot being developed as a separate single-lot project or a phase of a multi-lot project), pursuant to Hawaii Revised Statutes Chapter 514B, as amended (“Condo Town Home Project”). We anticipate that the townhome units being built in the Condo Town Home Project will be offered for sale to moderate income families to satisfy state and county of Hawaii affordable housing requirements imposed on the project and the surrounding planned community described below. The remaining portion of Phase 1 is an additional 70 lots that will be developed separately. The 70-lot portion of the land is comprised of approximately 23 acres located on the east side of Phase 1, and the 384 town homes of Phase 1 is comprised of approximately 38 acres. Phase 1 is located within the Villages project, a 1,099-acre master-planned community. The completion of the development of Phase 1 is dependent on our success in obtaining additional debt or equity financing. Marketing of the Lulana Gardens town homes and the Ho’olei Village lots can begin once we file for and obtain the required approval of our homeowner’s association, update our real estate public filings with the Department of Commerce and Consumer Affairs in Hawaii, and have met certain requirements of our development obligations with Hawaii County.

On the Kohala Coast, each resort has built its own utilities and infrastructure. In building the Villages, we are constructing a water system, a wastewater treatment facility, an electrical distribution system, a cable system, county roadways connecting to the major highway, a signalized intersection on the major highway and all internal roadways. This infrastructure is being developed in phases as each of the parcels are planned and developed for sale. Currently, we are finishing the infrastructure for Phase 1 of the Villages. The infrastructure will be expanded as each additional village is planned and approved for sale to luxury home builders. We have retained Schmidt & Curley, one of the leading golf course architects in the world, to design and supervise the construction and installation of a world-class tournament golf course.

We paid the final installment of $24,000,000 for the remaining 1,011 residential acres, of which $10,000,000 was paid upon closing on November 17, 2015. A three-year note was issued by us to Bridge for the remaining $14,000,000. The note bears interest at 12% per annum, requires monthly interest payments, and the remaining principal is due at maturity. The PSA also provides us with an option to purchase approximately 27 acres of retail/commercial property on or before November 17, 2018. We are making deposits for certain identified infrastructure improvements to the acreage, including a $2,000,000 deposit for development and construction of a road/intersection at Queen Kaahumanu Highway.

From 2009 through June 30, 2015, we have raised approximately $44,000,000 (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to approximately 1,139 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia. The proceeds have been used to acquire and fund the development of Phase 1. The ULF sales were marketed through an exclusive marketing arrangement with Capital Asia Group Pte Ltd (“CAG”), which, pursuant to a registered Public Offering Statement in Hawaii, allowed us to begin transferring 4,320 Lulana Gardens ULFs deeds and 2,800 Ho’olei Village ULFs in Phase 1 to our investors. Investors were required to transfer their deeds into a designated land trust (the “Trust”), in exchange for a beneficial interest in the Trust, and sign a development agreement allowing us to develop the project. The contribution of the deeds into the associated trusts was completed in November 2015, with Emerald Hawaii Services, Inc. serving as the trustee of the trusts. Upon completion and sale of the improvement on Phase I, the beneficial interest holders will receive a fixed sum plus accreted interest, if any, from us, and the related Trust will convey the deeds covering the improvements which are the subject of our sales.

We have completed the engineering for the infrastructure needed to complete the town homes and have completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots on Phase 1. There can be no assurance that we will be able to sell the completed improvements or that we will realize the estimated value.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements included in this Report have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since March 31, 2016.

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

Results of Operations

We are in the construction and development stage of Phase 1 of its initial project, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. Construction activity on the Villages project was substantially delayed from April 2011 until March 2015 due to difficulties in securing financing as a result of zoning challenges by the Hawaii Land Use Commission. After a favorable final judgment, we have now secured the necessary financing to resume construction activities and have determined that capitalization of interest cost was appropriate beginning April 1, 2015.

Following is a discussion of the financial condition and results of operations of the Company. This discussion should be read in conjunction with the information included in the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. The net loss increase is mainly attributable to increased payroll related expenses and interest expense over the prior period comparison. The increase in interest expense relates to amounts that exceed the calculation for capitalization required under generally accepted accounting principles.

Following is a summary of our results of operations:

	Three Months Ended June 30,
	2016	2015	Percent change

Revenue	$—	$—	—
Total operating expenses	540,809	474,989	14%
Interest expense	971,405	—	—
Foreign exchange loss	4,857	55,537	-91%
Net loss	$1,517,071	$530,526	186%

Revenues

We have no revenues for the periods ended June 30, 2016 and 2015.

Expenses

Following is a summary of our operating expenses:

	Three Months Ended June 30,
	2016	2015	Percent change
Operating expenses
Accounting and audit fees	$50,000	$73,237	-32%
Legal and professional fees	106,501	85,563	24%
Management and consulting expenses	70,261	72,601	-3%
Insurance expense	75,712	75,295	1%
Franchise tax and licenses	53,214	71,321	-25%
Marketing costs	6,855	47,440	-86%
Rent expenses	17,848	12,917	38%
Travel expense	4,578	12,921	-65%
Payroll and payroll related expenses	142,581	—	—
Other miscellaneous expenses	13,259	23,694	-44%
Total operating expenses	$540,809	$474,989	14%

Liquidity and Capital Resources

Working Capital

	Three Months Ended June 30,
	2016	2015	Percent change
Current assets	$1,269,966	$1,976,887	-36%
Current liabilities	56,224,447	54,818,376	3%
Working capital deficit	$(54,954,481)	$(52,841,489)	4%

Cash Flows

	Three Months Ended June 30,
	2016	2015	Percent change
Net cash used in operating activities	$(1,902,709)	$(941,464)	102%
Net cash provided by (used in) financing activities	1,097,456	(3,700,917)	-130%
Net decrease in cash and cash equivalents	$(805,253)	$(4,642,381)	-83%

As of June 30, 2016 we had $17,902 in unrestricted cash, which is being used to fund ongoing operations and development for the Villages project. As of June 30, 2016, we had $56,224,447 in current liabilities, total liabilities of $78,062,122, which included $3,310,445 in accounts payable, $5,384,173 in advances from related parties, payable on demand, $20,272,626 in short term debt, $8,158,517 in long-term debt, $39,850,758 in contracts payable to the ULF investors, of which $26,171,600 is reported as a current liability, and will be paid as the town homes are sold (see Note 6 to the condensed unaudited financial statements) and $383,200 in estimated late filing penalties to the Internal Revenue Service and $702,403 in other accrued liabilities.

We recorded a net loss of $1,517,071 and used cash from operating activities of $1,902,709 for the three months ended June 30, 2016, as compared to a net loss of $530,526 and used cash from operating activities of $941,464 in for the three months ended June 30, 2015. We expended $862,136 and $156,580 on Phase 1 of the Villages project during the three months ended June 30, 2016 and 2015, respectively.

We used no cash for investing activities in 2016 or 2015 but generated $1,097,456 and ($3,700,917) in cash from financing activities during the three months ended June 30, 2016 and 2015, respectively. In 2016, we received $1,276,706 from notes payable and $95,263 from related party advances, repaid $230,586 on notes payable, paid $42,927 for initial public offering costs, and paid $1,000 for loan fees. The 2015 cash inflow was generated by $4,999 in advances from the Company’s CEO and out flows were used to satisfy the Goodfellow Bros. arbitration award for $2,022,000, paid $278,916 for initial public offering costs, and paid $1,405,000 for fees related to the issuance of common stock.

As of June 30 and March 31, 2016, we held unrestricted cash and cash equivalents of $17,902 and $823,155, respectively, and had $2,085,000 of which $85,000 was held in a bond for the waterline and $2,000,000 was held in escrow for road/intersection costs as of June 30 and March 31, 2016. The decrease in cash relates mainly to the higher level of expenditures on the Villages project.

In June 2016, we executed and closed on a temporary bridge financing promissory note to fund operations with a maximum of $400,000. The note matures at the earlier of August 30, 2016 or the date of the closing of the initial public offering (as amended). The unpaid principal balance bears a 3% annual interest rate and a lender fee of 3% for each advance against the loan. We received one advance of $150,000 on June 29, 2016.

In April 2016 we received an additional advance of $350,000 for project expenditures related to the anticipated EB-5 investor program.

We have negotiated a $77,000,000 bond issuance through the investment firm Ziegler Capital Markets (“Ziegler”) to buy out the Trust and fund the development and sale of the townhomes. Ziegler has agreed to complete the bond closing upon the guarantee of Certificates of Occupancy by Hawaii County. The remaining funds, after purchase of the Trust ownership, will be used to finance remaining portions of Phase 1 on 38 acres. No assurances can be made that any or all of such financings will close or that such amounts will be raised.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $40,031,341 at June 30, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of the Villages project. Management’s plan in order to meet our operating cash flow requirements includes financing activities such as private issuances of debt, equity financing and the continued establishment of strategic relationships which we expect will lead to the completion of our revenue opportunities.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there is no assurance that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, or that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CF0”), as appropriate to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our CEO and CFO, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, and in light of the weaknesses we found in our internal controls over financial reporting as of March 31, 2016, (as described in our annual report on Form 10-K), our CEO and CFO have concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 Mauna Lani Resort Association v. County of Hawaii, et.al.

Mauna Lani Resort Association, a neighboring development, sued Hawaii County and the Company challenging that our final environmental impact statement was deficient. The case was remanded to the County, and the Company along with the County are addressing any deficiencies. On May 23, 2014, Hawaii County confirmed our permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, townhomes, and infrastructure are completed. We expect satisfactory completion of the supplemental environmental impact statement and believe that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay our development of the Villages.

From time to time, we may be involved in various legal actions in the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed with the Securities and Exchange Commission on July 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities in the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds

On May 14, 2015, our registration statement on Form S-1 (File No. 333-201722) was declared effective. On July 30, 2015, we filed Post-Effective Amendment No. 1 to such registration statement. On August 26, 2015, we filed Post-Effective Amendment No. 2 to such registration statement, and on October 27, 2015, we filed Post-Effective Amendment No. 3 to such registration statement. On November 20, 2015, we filed Post-Effective Amendment No. 4 to such registration statement. The registration statement as amended was declared effective on November 25, 2015.

On July 29, 2016, we withdrew our registration statement on Form S-1 to remove Newbridge as its exclusive placement agent. No securities were sold pursuant to such registration statement. We plan to refile our registration statement on Form S-1.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15*	Promissory note, dated June 29, 2016.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

Date: August 15, 2016	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: August 15, 2016	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15*	Promissory note, dated June 29, 2016.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
*	Filed herewith