Form 10-Q
period 2016-09-30
Aina Le'a Inc.
filed 2016-11-14
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 there were 9,108,056 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aina Le’a, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	March 31, 2016
Assets
Cash and cash equivalents	$587,986	$823,155
Restricted cash	85,000	85,000
Prepaid expenses	303,546	1,068,732
Total current assets	976,532	1,976,887

Real estate project in development	67,459,725	63,844,856
Restricted cash, non-current	2,000,000	2,000,000
Deposits	46,935	46,935
Other assets	1,148,146	650,162

Total Assets	$71,631,338	$68,518,840

Liabilities and shareholders’ deficit
Accounts payable	$3,290,553	$3,201,404
Related party note and advances payable	5,474,824	5,196,296
Short-term debt (Note 8)
Principal	20,742,010	20,566,492
Less unamortized discount and debt issuance costs	270,063	954,013
Total short-term debt	20,471,947	19,612,479
Current portion - contract payable to land trust	26,171,600	26,171,600
Other liabilities	2,093,648	636,597
Total current liabilities	57,502,572	54,818,376

Long-term debt (Note 8)
Principal	10,624,181	7,863,125
Less unamortized discount and debt issuance costs	368,580	614,334
Total long-term debt	10,255,601	7,248,791
Contracts payable to land trust, net of current portion	14,293,507	13,038,574
Total long-term liabilities	24,549,108	20,287,365

Total liabilities	82,051,680	75,105,741

Shareholders' deficit
Preferred Stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding at September 30 and March 31, 2016	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 9,108,056 issued and outstanding at September 30 and March 31, 2016	9,108	9,108
Additional paid in capital	32,055,760	31,918,260
Accumulated deficit	(42,485,210)	(38,514,269)
Total shareholders' deficit	(10,420,342)	(6,586,901)

Total liabilities and shareholders' deficit	$71,631,338	$68,518,840

See notes to consolidated financial statements.

Aina Le’a, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Operating Expenses
General and administrative	$1,257,417	$471,295	$1,798,226	$946,283
Operating loss	(1,257,417)	(471,295)	(1,798,226)	(946,283)
Interest income (expense), net	(1,218,246)	(193,056)	(2,189,651)	(193,056)
Other income (expense), net	21,794	142,093	16,936	86,556
Loss before income taxes	(2,453,869)	(522,258)	(3,970,941)	(1,052,783)
Provision for income taxes	—	—	—	—

Net loss	$(2,453,869)	$(522,258)	$(3,970,941)	$(1,052,783)

Basic and diluted net loss per share	$(0.27)	$(0.06)	$(0.44)	$(0.12)

Weighted average number of shares used in calculating basic and diluted loss per share	9,108,056	9,084,056	9,108,056	9,091,800

See notes to consolidated financial statements.

Aina Le’a, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(3,970,941)	$(1,052,783)
Initial public offering expense	893,381	—
Non-cash interest expense	1,372,714	190,816
Unrealized foreign exchange (gain) loss	(18,791)	(86,556)
Investment loss	1,854	—
Changes in assets and liabilities:
Real estate project in development	(996,506)	(2,844,857)
Prepaid assets	(51,872)	(76,789)
Accounts payable	74,201	200,695
Other liabilities	121,081	77,404
Net cash used in operating activities	(2,574,879)	(3,844,070)

Cash flows from financing activities:
Loan fees paid	(7,478)	(662,082)
Net proceeds from advances and notes payable from related parties	92,658	4,873
Repayment of notes payable	(263,598)	(139,258)
Arbitration award to contractor	—	(2,022,000)
Proceeds from notes payable	2,561,055	5,330,496
Fees paid for initial public offering	(42,927)	(348,379)
Fees paid for issuance of common stock	—	(1,405,379)
Net cash provided by financing activities	2,339,710	758,271

Net increase (decrease) in cash and cash equivalents	(235,169)	(3,085,799)
Cash and cash equivalents, beginning of period	823,155	12,274,233
Cash and cash equivalents, end of period	$587,986	$9,188,434

Supplemental Disclosures:
Interest paid, cash	$967,513	$2,240
Income taxes paid	—	—

Supplemental non-cash transactions

Interest capitalized, net	$2,513,698	$1,459,899
Increase (decrease) in accounts payable for real estate project costs	$104,665	$(396,942)
Insurance financed by notes payable	$125,616	$236,280
Debt discount applied to notes payable from share transfer	$137,500	$—
Increase (decrease) in accounts payable for initial public offering costs	$21,643	$128,244
Other assets related to the assumption of debt	$500,000	$—

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

We are in the business of acquiring and developing land for residential and commercial development. Our initial project is Phase 1 of the Villages of Aina Le’a (“Villages”) project located on the Kohala Coast on the “Big Island” of Hawaii. We plan to construct 384 town homes (“Lulana Gardens”) and 48 villas (“Whale’s Point”), and develop 70 single family residential lots (“Ho’olei Village”) for sale in Phase 1. We have developed substantial infrastructure and commenced construction on 64 of the town homes. We acquired an additional 1,011 acres on November 17, 2015 from Bridge Aina Le’a, LLC (“Bridge”). Marketing of the Lulana Gardens townhomes and the Ho’olei Village lots can begin once we file for and obtains the required approval of its homeowner’s association updates to its DCCA public filings and has met certain requirements of its development obligations with Hawaii County.

Our registration statement for our ongoing initial public offering, for which Newbridge Securities Corporation (“Newbridge”) was approved by FINRA to serve as our exclusive placement agent in the best efforts offering, was effective as of June 30, 2016. We have since withdrawn the registration statement for our initial public offering to effectively remove Newbridge as its exclusive placement agent. We expect our shares to be traded over NASDAQ under the symbol “AIZY. As of the date of this Quarterly Report on Form 10-Q, no proceeds have been received or used from the registered offering.

These unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

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

Restricted cash

Restricted cash consists of funds held for construction consisting of an $85,000 bond for waterline infrastructure and $2,000,000 for the road and intersection infrastructure required by Hawaii County ordinance. The Waikoloa Village Association accepted the completion of the waterline and the $85,000 was released November 3, 2016. The $2,000,000 will be used to pay the road/intersection construction costs upon approval by the Hawaii Department of Transportation.

Prepaid expense

Prepaid expenses consist of amounts paid in advance for which we will receive goods or services within the next normal accounting cycle. Included in prepaid expenses are initial public offering costs of $21,643 and $850,454 as of September 30 and March 31, 2016, respectively. These costs, plus costs incurred during the three months ended June 30, 2016, are associated with the registration statement withdrawn on July 29, 2016. We have reviewed the detail of these costs and determined that $893,381 in costs incurred prior to the withdrawal of the registration statement no long continue to have value to the registration statement. These costs have been expensed in the period ended September 30, 2016.

Real estate project in development

The real estate project in development is stated at cost. We capitalize all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. We also capitalize interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission (“LUC”). During the six months ended September 30, 2016 and 2015, we capitalized $2,513,698 and $1,459,899 in interest, respectively. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of Undivided Land Fractions (“ULFs”). Certain identified common costs are required to be allocated among the different phases of the development as it is completed. We are currently evaluating the different allocation methods before initial sales begin.

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

Estimated costs to complete are derived from estimates from our contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of September 30 and March 31, 2016, we determined that no write down from the carrying value of the project was required.

Other noncurrent assets

Other assets at September 30, 2016 primarily includes primarily $1,150,000 related to the purchase of loans (see Note 8), and repayment terms with the contractor have not been finalized.

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

Reclassifications

Certain prior period financial statement amounts been reclassified to conform to the current period presentation. We have also revised classification of certain cash flow statement items for the period ended September 30, 2015 which reduced cash used in operating activity by $1,893,016, from $5,737,086 to $3,844,070, and decreased cash provided by financing activities by $1,893,016, from $2,651,287 to $758,271.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We will file income tax returns in the U.S. federal jurisdiction and in Hawaii. We did not have any uncertain tax positions at September 30 and March 31, 2016.

Our policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. We have not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at September 30 and March 31, 2016, as its review of such positions indicated that such potential positions were minimal. We are subject to the examination of its tax returns by tax authorities beginning April 1, 2012.

Fair Value Disclosures

The carrying amounts of cash, restricted cash and trade payables approximate their fair values due to their short-term nature. The fair value of our borrowing approximate their carrying value based on our current incremental borrowing rates for similar types of borrowing arrangements.

Concentrations and other risks

Financial instruments that potentially subject us to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institution. Restricted cash consists of $2,085,000 at September 30 and March 31, 2016. At September 30 and March 31, 2016, $1,833,810 and $1,750,000, respectively, were held in accounts not covered by FDIC insurance.

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

Recently issued accounting standards

The FASB issued Accounting Standards Update 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard requires management to assess the Company's ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans, which may alleviate doubt regarding the Company's ability to continue as a going concern. The guidance is effective for years beginning after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the potential impact that adoption may have on our consolidated financial statements.

The FASB issued Accounting Standards Update No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which requires that acquirers in business combinations recognize adjustments to provisional amounts identified during measurement periods in the reporting periods in which adjusted amounts are determined. The update requires that acquirers’ record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, resulting from changes in provisional amounts, calculated as if the accounting had been completed at acquisition date. The update also requires separate income statement presentation or note disclosure of amounts recorded in current period earnings by line item that would have been recorded in previous reporting periods if the provisional amount adjustments had been recognized at acquisition date (requirements to retrospectively account for those adjustments have been eliminated). This update applies to all entities that reported provisional amounts in a business combination for which the accounting is incomplete by reporting period end, and in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. Entities should disclose the nature and reason for changes in accounting principle in the first annual period of adoption, and in interim periods within the first annual period if there are measurement-period adjustments during the first annual period in which the changes are effective. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after its effective date, with earlier application permitted for financial statements that have not been issued. We plan to apply this guidance where applicable in any future business combinations.

The FASB issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” which provides specific guidance on eight cash flow classification issues. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and any amendments must be adopted in the same period. We do not expect adoption of this amendment to have an impact on our consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $42,485,210 at September 30, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

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

Note 4. Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $9,500,000 and $8,300,000 at September 30 and March 31, 2016, respectively. From time to time Wessels has advanced funds to the Company. Such advances are repaid with an 8% interest rate beginning April 1, 2016, are due on demand and are unsecured. The principal balance owed on the note was of $2,683,176 and $2,590,518 as of September 30 and March 31, 2016, respectively. As of September 30, 2016 interest due on the principal balance was $105,870. Additionally, Wessels has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at September 30 and March 31, 2016.

Capital Asia Group Pte Ltd ("CAG") has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In September 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) October 31, 2014, the maturity of the note. We were unable to repay the note prior to its due date of October 31, 2014, and the note continues to accrue interest. The principal balance owed on the note was $2,000,000 as of September 30 and March 31, 2016. Interest due on the principal balance was $685,778 and $605,778 as of September 30 and March 31, 2016, respectively. No commissions were paid to CAG for the three and six months ended September 30, 2016 and 2015.

Richard P. Bernstein serves as secretary, is a director and shareholder of the Company, and also serves as our legal counsel. His firm, Law Offices of Richard P. Bernstein, has incurred legal fees associated with his services. For the three months ended September 30, 2016 and 2015, fees from this individual were $15,958 and $57,818, respectively. For the six months ended September 30, 2016 and 2015, fees from this individual were $33,670 and $103,361, respectively. As reflected in accounts payable, we owed this individual $254,387 and $170,182 for the periods ended September 30 and March 31, 2016, respectively.

Following is a summary of note and advances to related parties:

	September 30, 2016	March 31, 2016
Advances from CEO	$2,789,046	$2,590,518
Note Payable to CAG president	2,685,778	2,605,778
Total	$5,474,824	$5,196,296

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

	September 30, 2016	March 31, 2016
Land acquisition	$30,304,277	$30,304,277
Planning, engineering and project management	1,233,900	1,184,268
Infrastructure improvements	16,454,632	15,356,590
Townhome construction	5,475,446	5,628,922
Capitalized interest, taxes and lease payments	11,466,713	8,902,594
Legal and other finance costs	2,524,757	2,468,205
Total Capitalized	$67,459,725	$63,844,856

We capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the town homes. Interest costs from April 1, 2011 through March 31, 2015 were expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the LUC. From the inception of the project through March 31, 2015, we expensed a total of $27,746,664 in interest costs including the amortization of loan costs. We resumed normal development activities in April 2015 and capitalized $2,513,698 and $1,459,899 for the six months ended September 30, 2016 and 2015, respectively.

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

Pursuant to the ULF arrangement, the Company is obligated to immediately pay to the Trust a one-time lump sum lease payment of $500 within 90 days of purchase of ULF and an additional $12,000 upon the sale of the townhouse or lot. All lease payments have been made to investors totaling $2,299,500 through September 30, 2016. As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 at or prior to the end of 30 months from the date of the transfer of the deed. Accordingly, the Company has accrued a penalty interest of 1% per month is due on the $9,600 original investment as required. Additionally, the Company could be removed as developer of Trust No. 1 of the Project 32 months after the last deed was delivered to the Trust. As of September 30, 2016, the last deed was delivered to the Trust on October 1, 2012. No additional deeds were to be transferred to the Trust, and as such, the Company could be removed as developer of Trust No. 1 of the Project effective April 2016. The Company has not received any notices from the Trust and does not expect to be removed as the developer. Additionally, all deeds were contributed to Trust No. 2 in November 2015.

We accrete interest on the ULF proceeds over a 32-month period. If we repurchase the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. ULF financial activity and position is summarized as follows:

	Six Months Ended September 30,
	2016	2015
Accreted Interest	$1,273,724	$1,267,781

	September 30, 2016	March 31, 2016
ULF Principal	$27,522,881	$27,541,672
ULF Interest	12,942,226	11,668,502
Un-Accreted Interest	127	2,131

Certain ULF contracts totaling $2,496,000 at September 30 and March 31, 2016 provide for us to repay the ULF holders in Singapore dollars. Based on applicable foreign exchange rates, gains of $18,790 and $86,556 were recorded for the six months ended September 30, 2016 and 2015, respectively.

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

	September 30, 2016	March 31, 2016
Contracts payable to land trust	$ 62,622,907	$ 61,367,974
Beneficial interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$ 40,465,107	$ 39,210,174

Note 7. Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at September 30, 2016 and 2015.

Note 8. Financing Activities

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

Short-Term Debt

We have mutually agreed with American Savings Bank, F.S.B. to extend the Loan Purchase Agreement to May 15, 2017 for an extension fee which was paid on October 31, 2016. The extension also includes monthly installments that will be applied to the balance of the loan purchase. Additionally, if we are able to make a lump sum payment of the balance due under the amended Loan Purchase Agreement before December 29, 2016, there would be a waiver of an extension fee.  $500,000 of the purchase agreement was removed from the condensed consolidated financial statements as of June 30, 2016 because we were in default of the original payment terms. The $500,000 has been included in the September 30, 2016 condensed consolidated financial statements as an increase in other assets due to the renegotiation.

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

On November 17, 2015, we executed a three-year $14,000,000 land loan with Bridge, with the net proceeds made available for the purchase of the 1,011-acres. The loan is secured by a mortgage bearing interest at 12% per annum, payable, interest only, monthly and matures November 17, 2018.  In July 2016, we did not make the required monthly interest payment on the loan with Bridge and went into default. We negotiated a Forbearance Agreement in October 2016 that has relieved monthly interest payments until March 15, 2017, with a required payment of $150,000 against accrued interest and related penalties due of $947,940 from July 1, 2016 through September 30, 2016. The loan is accruing interest at the default rate of 24%.

In June 2016, we executed a maximum borrowing of $400,000 temporary bridge working capital note with Adriatic Ventures LLC. The note was reduced to $163,500, bears a 7% annual interest rate, requires a 3% loan fee for each advance against the note, and is due the earlier of December 15, 2016 or the date of the closing of a firmly underwritten public offering, as amended in October 2016. The note is personally guaranteed by the Company’s CEO.

During the period, we executed one commercial premium finance agreement for an insurance policy with a maturity of less than one year.

Following is a summary of the principal due and associated unamortized discount and debt issuance costs on short-term debt:

	September 30, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Short-Term Debt
Libo Zhang, 12% interest, secured loan, due November 2016	$6,000,000	$243,492	$5,756,508
American Savings Bank, non-interest bearing loan purchase agreement, due May 2017	500,000	—	500,000
Bridge Aina Le'a, LLC, 24% interest, secured loan, due November 2018	14,000,000	26,571	13,973,429
Adriatic Ventures LLC, 7% interest, unsecured note, due December 2016	163,500	—	163,500
First Insurance Funding, 6.699% interest, due January 2017	78,510	—	78,510
Total	$20,742,010	$270,063	$20,471,947

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Short-Term Debt
Libo Zhang, 12% interest, secured loan, due November 2016	$6,000,000	$921,177	$5,078,823
American Savings Bank, non-interest bearing loan purchase agreement, due August 2016	200,000	—	200,000
Bridge Aina Le'a, LLC, 12% interest, secured loan, due November 2018	14,000,000	32,836	13,967,164
Whales Point Fund LLP, non-interest bearing loan	350,000	—	350,000
First Insurance Funding, 6.75%/6.699% interest, due September 2016 and January 2017	16,492	—	16,492
Total	$20,566,492	$954,013	$19,612,479

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

We closed on a portion of the 6% interest, five-year $34,000,000 term loan with Whales Point Fund LLP on September 30, 2016, which will be funded by the EB-5 investor program. The loan will be secured by a portion of Phase 1 (parcel D-1-B-2). Interest on advanced funds is due and payable quarterly.

Following is a summary of the principal due and associated unamortized discount and debt issuance costs on long-term debt:

	Principal	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
Romspen Investment Corporation, 12.5% interest, secured loan due July 2017	$9,624,181	$366,078	$9,258,103
Whales Point Fund LLP, 6% interest loan due September 30, 2021	1,000,000	2,502	997,498
Total	$10,624,181	$368,580	$10,255,601

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
Romspen Investment Corporation, 12.5% interest, secured loan due July 2017	$7,863,125	$614,334	$7,248,792

Note 9. Legal Proceedings

Mauna Lani Resort Association v. County of Hawaii, et.al.

We are party to a lawsuit wherein its former parent company, DW, Relco and the County of Hawaii are party to a case in the Circuit Court of the Third Circuit State of Hawaii (See Mauna Lani Resort Ass’n. v. County Planning Department of Hawaii, et. al, No. 11-01-005K) (the “Mauna Lani Lawsuit”). The plaintiff’s cause of action is for declaratory and injunctive relief and alleges that Hawaii County, in its review of the Environmental Impact Statement (“EIS”) that was prepared to address the environmental impact of the Villages development, failed to consider the full area that might be developed in the future as a result of a joint development agreement amongst DW and Bridge whose land is adjacent to the Villages development. The matter was heard by the Circuit Court of Hawaii. The court remanded the matter back to the planning department to determine whether the project was a segment of a larger project or whether there were cumulative impacts that were not fully analyzed. The court denied compensation or legal fees for Mauna Lani Resort Association. The County requested and the Company have commenced a supplemental environmental impact statement. Additionally, Hawaii County confirmed our permits and confirmed it will issue certificates of occupancy for Phase 1 of the project once the supplemental environmental impact statement, town homes, and infrastructure are completed. We expect satisfactory completion of the supplemental environmental impact statement and believe that the Mauna Lani Lawsuit is without merit and will not substantially impact or delay our development of the Villages.

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

Our initial project, known as the Villages of Aina Le’a (the “Villages”), consists of approximately 1,099 acres of land located on the Kohala Coast on Hawaii Island in the state of Hawaii. Our plans for the Villages include approximately 2,200 residential homes, an exclusive lodge and a 440,000 square foot mixed use commercial center complete with medical facilities. The first phase of the Villages is a 61.4-acre land parcel (“Phase 1”), which consists of 38 acres, on which we are constructing 384 town homes (“Lulana Gardens”) and 48 villas (“Whale’s Point”) and of 23 acres, where 70 single-family residential lots (“Ho’olei Village”) are for sale. As of the date of this report, we have developed substantial infrastructure and commenced construction of 64 town homes. We have begun development activity on the additional 1,011 acres surrounding Phase 1. The 1,011 acres will be developed for 1,807 luxury home lots. We have an option to acquire an additional 27 acres of adjacent commercial property.

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

We completed the installment purchase of the 1,072 acres of residential property on November 17, 2015. We paid $24,000,000 for the remaining 1,011 acres with cash at closing of $10,000,000 and we issued a three-year, 12% interest, note to Bridge for the remaining $14,000,000, due at maturity. We have an option to purchase the adjacent 27 acres of commercial zone property on or before November 17, 2018. We have made deposits for certain identified infrastructure improvements to the acreage, including a $2,000,000 deposit for development and construction of a road/intersection at Queen Kaahumanu Highway.

From 2009 through September 30, 2016, we raised approximately $44,000,000 (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to over 1,000 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia. The proceeds were used to acquire and fund the development of Phase 1.

The ULF sales were marketed through an exclusive marketing arrangement with Capital Asia Group Pte Ltd (“CAG”), which, pursuant to a registered Public Offering Statement in Hawaii, allowed us to begin transferring 4,320 Lulana Gardens ULFs deeds and 2,800 Ho’olei Village ULFs in Phase 1 to our investors. Investors were required to transfer their deeds into a designated land trust (the “Trust”), in exchange for a beneficial interest in the Trust, and sign a development agreement allowing us to develop the project. The contribution of the deeds into the associated trusts was completed in November 2015. Upon completion and sale of the improvement on Phase I, the beneficial interest holders will receive a fixed sum plus accreted interest, if any, from us, and the related Trust will convey the deeds covering the improvements which are the subject of our sales.

We have finalized the engineering for the infrastructure needed to complete the town homes and have completed and filed the architectural design for a Planned Unit Development of 70 single-family home lots on Phase 1. There can be no assurance that we will be able to sell the completed improvements or that we will realize the estimated value.

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

Results of Operations

We are in the construction and development stage of Phase 1 of our initial project and the development planning stage of the additional 1,011 acres, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. Construction activity on the Villages project was substantially delayed from April 2011 until March 2015 due to difficulties in securing financing as a result of zoning challenges by the Hawaii Land Use Commission. After a favorable final judgment, we have now secured the necessary financing to resume construction activities and have determined that capitalization of interest cost was appropriate beginning April 1, 2015.

Following is a discussion of the financial condition and results of operations of the Company. This discussion should be read in conjunction with the information included in the condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. The net loss increase is mainly attributable to increased payroll related expenses, interest expense, and the write-off of IPO costs over the prior period comparison. The increase in interest expense relates to amounts that exceed the calculation for capitalization required under generally accepted accounting principles.

The following summarizes the results of our operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent change
	2016	2015

Revenue	$—	$—	—
Total operating expenses	1,257,417	471,295	167%
Interest expense	1,218,246	193,056	531%
Equity investment loss	1,854	—	NA
Foreign exchange gain	(23,648)	(142,093)	-83%
Net loss	$2,453,869	$522,258	370%

Our net loss increased by $1,931,611 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increase interest expense and the write off of previously capitalized IPO costs, offset by the foreign exchange gains.

The following summarizes the results of our operations for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,		Percent change
	2016	2015

Revenue	$—	$—	—
Total operating expenses	1,798,226	946,283	90%
Interest expense	2,189,651	193,056	1034%
Equity investment loss	1,854	—	NA
Foreign exchange gain	(18,790)	(86,556)	-78%
Net loss	$3,970,941	$1,052,783	277%

Our net loss increased by $2,918,158 for the six months ended September 30, 2016 compared to the six months ended September 30, 2015, primarily due to increase interest expense and the write off of previously capitalized IPO costs, offset by the foreign exchange gains.

Revenues

We have no revenues for the periods ended September 30, 2016 and 2015.

Expenses

The following summarizes our operating expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent change
	2016	2015
Operating expenses
Accounting and audit fees	$16,000	$57,809	-72%
Legal and professional fees	77,340	86,193	-10%
IPO expense	893,381	—	NA
Management and consulting expenses	25,000	80,000	-69%
Insurance expense	53,808	(5,947)	-1005%
Franchise tax and licenses	58,311	62,546	-7%
Marketing costs	—	41,480	-100%
Rent expenses	18,119	18,942	-4%
Travel expense	1,695	59,665	-97%
Payroll and payroll related expenses	102,091	43,027	137%
Other miscellaneous expenses	11,672	27,580	-58%
Total operating expenses	$1,257,417	$471,295	167%

The following summarizes our operating expenses for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,		Percent change
	2016	2015
Operating expenses
Accounting and audit fees	$66,000	$131,045	-50%
Legal and professional fees	183,840	171,756	7%
IPO expense	893,381	—	NA
Management and consulting expenses	95,261	152,601	-38%
Insurance expense	129,520	69,348	87%
Franchise tax and licenses	111,525	133,867	-17%
Marketing costs	6,855	88,920	-92%
Rent expenses	35,968	31,859	13%
Travel expense	6,273	72,586	-91%
Payroll and payroll related expenses	244,671	43,027	469%
Other miscellaneous expenses	24,932	51,273	-51%
Total operating expenses	$1,798,226	$946,283	90%

Liquidity and Capital Resources

Working Capital

	September 30, 2016	March 31, 2016	Percent change

Current assets	$976,532	$1,976,887	-51%
Current liabilities	57,502,572	54,818,376	5%
Working capital deficit	$(56,526,040)	$(52,841,489)	7%

Cash Flows

	Six Months Ended September 30,		Percent change
	2016	2015
Net cash used in operating activities	$(2,574,879)	$(3,844,070)	-33%
Net cash provided by financing activities	2,339,710	758,271	209%
Net decrease in cash and cash equivalents	$(235,169)	$(3,085,799)	-92%

As of September 30, 2016 we had $587,986 in cash and cash equivalents, which is being used to fund ongoing operations and development for the Villages project. We had $2,085,000 in restricted cash of which $85,000 was held in a bond for the waterline and $2,000,000 was held in escrow for road/intersection costs as of September 30 and March 31, 2016.

Our total liabilities increased $6,945,939 from March 31, 2016 primarily due to increased debt associated with additional cost incurred for the real estate project in development.

Our net working capital deficit increased by $3,684,551 compared with March 31, 2016 primarily due to the renegotiation of short-term debt of $350,000 to long-term, net decrease in debt issuance cost of $683,950, increases in accounts payable and accrued liabilities of $1,546,200, increase in related party notes of $278,528, increase in short-term debt $175,518 and decreases in cash and cash equivalents and prepaid expenses of $1,000,355.

We had $20,471,947 in short-term financing and $10,255,601 in long-term financing (see Note 8 to the condensed unaudited financial statements). We also had $40,465,107 in contracts payable to the ULF investors, of which $26,171,600 is reported as a current liability, and will be paid as the town homes are sold (see Note 6 of the condensed unaudited financial statements).

Cash used by operating activities decreased by $1,269,191 for the six months ended September 30, 2015 to the six months ended September 30, 2016, primarily due to a net decrease in cash from the changes in working capital expended on the project, which is driven by accounts payable and other current and non-current assets and other current liabilities. Partially offsetting these uses of cash was decreased net income adjusted for non-cash items, including non-cash capitalized interest costs.

We used no cash for investing activities in 2016 or 2015.

Cash provided by financing activities increased by $1,581,439 from the six months ended September 30, 2015 to the six months ended September 30, 2016, primarily due to a net increase in debt used to finance the project under development partially offset by repayments of short-term debt and fees paid associated with the initial public offering.

In June 2016, we executed and closed on a temporary bridge financing promissory note to fund operations with a maximum of $400,000. The note matures at the earlier of December 15, 2016 or the date of the closing of a firmly written public offering, as amended. The unpaid principal balance bears a 7% annual interest rate and a lender fee of 3% for each advance against the loan. We received one advance of $150,000 on June 29, 2016, accrued a $4,500 loan fee and two loan extension fees for $4,500 each.

We received additional advances in April 2016 of $350,000 and in September 2016 of $300,000 for project expenditures related to the EB-5 investor program. We closed on a portion of the $34,000,000 term loan with Whales Point Fund LLP on September 30, 2016 which will be funded by the EB-5 investors (see Note 8 of the condensed unaudited financial statements).

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $42,485,210 at September 30, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

As further described in “Item 9A. Controls and Procedures” in our 2016 Annual Report, management concluded that material weakness existed as of March 31, 2016 because we did not design and maintain effective controls over documentation of procedures including procedures related to testing of internal controls and entity-level controls, disclosure review, and other analytics, and the complexity in accounting for multi-phase development projects.

Our management feels the weaknesses identified above have not had any material effect on our financial results.  However, we are currently reviewing and revising our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no significant changes made to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at the reasonable assurance level.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15	Promissory note, dated June 29, 2016. (2)

10.16*	Secured Promissory note, dated September 30, 2016.

10.17*	Forbearance Agreement, dated October 11, 2016.

10.18*	Amended and Restated Promissory note, dated October 12, 2016.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
(2)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2016

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

Date: November 14, 2016	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15	Promissory note, dated September 29, 2016. (2)

10.16*	Secured Promissory note, dated September 30, 2016.

10.17*	Forbearance Agreement, dated October 11, 2016.

10.18*	Amended and Restated Promissory note, dated October 12, 2016.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
(2)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2016

*	Filed herewith