Form 10-Q
period 2016-12-31
Aina Le'a Inc.
filed 2017-02-21
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

Commission File Number: 001-554923

AINA LE’A, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4447703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

69-201 Waikoloa Beach Drive, #2617

Waikoloa, Hawaii 96738-5815

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

There were 9,108,056 shares of the registrant's common stock, $0.001 par value, issued and outstanding as of February 21, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aina Le’a, Inc.

Consolidated Balance Sheets

	(Unaudited)
	December 31, 2016	March 31, 2016
Assets
Cash	$54,114	$823,155
Restricted cash	—	85,000
Prepaid expenses	172,483	1,068,732
Total current assets	226,597	1,976,887

Real estate project in development	67,571,127	63,844,856
Restricted cash, non-current	2,000,000	2,000,000
Deposits	46,935	46,935
Other assets	1,148,146	650,162

Total Assets	$70,992,805	$68,518,840

Liabilities and shareholders’ deficit
Accounts payable	$3,300,346	$3,201,404
Related party note and advances payable	5,550,457	5,196,296
Short-term debt (Note 8)
Principal	30,303,691	20,566,492
Less unamortized discount and debt issuance costs	306,038	954,013
Total short-term debt	29,997,653	19,612,479
Current portion - contract payable to land trust	26,171,600	26,171,600
Other liabilities	3,487,911	636,597
Total current liabilities	68,507,967	54,818,376

Long-term debt (Note 8)
Principal	1,000,000	7,863,125
Less unamortized discount and debt issuance costs	2,377	614,334
Total long-term debt	997,623	7,248,791
Contracts payable to land trust, net of current portion	14,779,059	13,038,574
Total long-term liabilities	15,776,682	20,287,365

Total liabilities	84,284,649	75,105,741

Shareholders' deficit
Preferred Stock, $.001 par value; authorized 10,000,000 shares; none issued and outstanding at December 31 and March 31, 2016	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; 9,108,056 issued and outstanding at December 31 and March 31, 2016	9,108	9,108
Additional paid in capital	32,055,760	31,918,260
Accumulated deficit	(45,356,712)	(38,514,269)
Total shareholders' deficit	(13,291,844)	(6,586,901)

Total liabilities and shareholders' deficit	$70,992,805	$68,518,840

See notes to unaudited consolidated financial statements.

Aina Le’a, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Operating Expenses
General and administrative	$495,255	$629,542	$2,293,481	$1,486,825
Operating loss	(495,255)	(629,542)	(2,293,481)	(1,486,825)
Interest income (expense), net	(2,527,753)	(159,385)	(4,717,404)	(441,441)
Other income (expense), net	151,506	(16,916)	168,442	69,640
Loss before income taxes	(2,871,502)	(805,843)	(6,842,443)	(1,858,626)
Provision for income taxes	—	—	—	—

Net loss	$(2,871,502)	$(805,843)	$(6,842,443)	$(1,858,626)

Basic and diluted net loss per share	$(0.32)	$(0.09)	$(0.75)	$(0.20)

Weighted average number of shares used in calculating basic and diluted loss per share	9,108,056	9,084,056	9,108,056	9,090,940

See notes to unaudited consolidated financial statements.

Aina Le’a, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(6,842,443)	$(1,858,626)
Initial public offering expense	929,349	—
Non-cash interest expense	3,728,359	405,290
Unrealized foreign exchange (gain) loss	(170,296)	(69,640)
Investment loss	1,854	—
Changes in assets and liabilities:
Real estate project in development	(1,224,042)	(14,189,652)
Prepaid assets	(77,848)	(464,290)
Deposits and other assets	—	66,427
Accounts payable	217,748	(112,296)
Other liabilities	209,813	138,381
Net cash used in operating activities	(3,227,506)	(16,084,406)

Cash flows from financing activities:
Loan fees paid	(7,478)	(307,198)
Net proceeds from advances and notes payable from related parties	85,461	54,273
Repayment of notes payable	(265,573)	(556,814)
Arbitration award to contractor	—	(2,022,000)
Proceeds from notes payable	2,561,055	10,945,666
Fees paid for initial public offering	—	(477.810)
Fees paid for issuance of common stock	—	(1,405,379)
Net cash provided by financing activities	2,373,465	6,230,738

Net increase (decrease) in cash and restricted cash	(854,041)	(9,853,667)
Cash and restricted cash, beginning of period	2,908,155	12,359,233
Cash and restricted cash, end of period	$2,054,114	$2,505,565

Supplemental Disclosures:
Interest paid, cash	$968,459	$2,240
Income taxes paid	—	—

Supplemental non-cash transactions

Interest capitalized, net	$2,513,699	$2,523,407
Increase (decrease) in accounts payable for real estate project costs	$(11,470)	$(275,977)
Insurance financed by notes payable	$65,091	$188,012
Debt discount applied to notes payable from share transfer	$137,500	$—
Increase (decrease) in accounts payable for public offering costs	$—	$22,281
Other assets related to the assumption of debt	$500,000	$1,150,000

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The consolidated financial statements include the accounts of Aina Le’a, Inc. (“Aina Le’a”) its wholly-owned subsidiaries: Lulana Gardens, LLC and Island Vista, LLC (collectively, the Company, we, our or us). Aina Le’a was incorporated in the state of Delaware in February 2012. Prior to February 2012, we operated as a Nevada limited liability company, Aina Le’a LLC (the “LLC”). The LLC was formed in April 2009 with DW Aina Le’a Development, LLC (“DW”) as its managing member and sole owner. In February 2012, the LLC was converted into Aina Le’a pursuant to a plan of conversion. In connection with the conversion, we issued 5,500,000 shares of common stock to DW. The assets and liabilities of the LLC were recorded by us at their historical cost. We expect to eventually operate two of our “villages” through Lulana Gardens, LLC and Island Vista, LLC.

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

Note 2. Summary of Significant Accounting Policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of Aina Le’a and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted cash

Restricted cash consisted of funds held for construction of an $85,000 bond for waterline infrastructure and $2,000,000 for the road and intersection infrastructure required by Hawaii County ordinance. The Waikoloa Village Association accepted the completion of the waterline and the $85,000 was released November 3, 2016. The $2,000,000 will be used to pay the road/intersection construction costs upon approval by the Hawaii Department of Transportation.

Prepaid expense

Prepaid expenses consist of amounts paid in advance for which we will receive goods or services within the next normal accounting cycle. Included in prepaid expenses are initial public offering costs of $0 and $850,454 as of December 31, and March 31, 2016, respectively. These costs, plus costs incurred during the three months ended June 30, 2016, are associated with the registration statement withdrawn on July 29, 2016. We have reviewed the detail of these costs and determined that $893,381 in costs incurred prior to the withdrawal of the registration statement no long continue to have value to the registration statement and have expensed $21,642 and $929,349 for the three and nine months ended December 31, 2016, respectively.

Real estate project in development

The real estate project in development is stated at cost. We capitalize all direct costs of the project including land acquisition, planning, design, grading, infrastructure, town home construction, landscaping, taxes, fees and direct project management. General management and administration costs are expensed as incurred. We also capitalize interest and other carrying costs used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale. During periods of extended delays, interest capitalization may be suspended, depending on the cause and duration of the delay. Interest capitalization was suspended from April 1, 2010 through March 31, 2015 due to delays caused by difficulties in gaining financing related to zoning challenges by the Hawaii State Land Use Commission (“LUC”). During the nine months ended December 31, 2016 and 2015, we capitalized $2,513,699 and $2,523,408 in interest, respectively. Due to limited development activities and our current lack of funds to complete development, we did not capitalize any interest costs during the three months ended December 31, 2016. Certain costs are allocated based on the purchase price of individual land parcels identified in the purchase and sale agreement. Land in development includes leasehold interests in land resulting from the transfer of Undivided Land Fractions (“ULFs”). Certain identified common costs are required to be allocated among the different phases of the development as it is completed. We are currently evaluating the different allocation methods before initial sales begin.

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

Estimated costs to complete are derived from estimates from our contractors and consulting engineers and give consideration to current and projected labor and materials costs. As of December 31 and March 31, 2016, we determined that no write down from the carrying value of the project was required.

Other noncurrent assets

Other assets at December 31, 2016 includes primarily $1,150,000 related to the purchase of loans (see Note 8), and repayment terms with the contractor have not been finalized.

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

Other Liabilities

As of December 31, 2016, other liabilities included $2,604,326 of accrued interest payable related to various debts discussed in Note 8.

Reclassifications

Amounts have been adjusted to conform to FASB ASU 2016-18 (see Note 2 – Summary of Significant Accounting Policies - Recently issued accounting standards), which reduced cash used in operating activity by $2,000,000 and increased cash and restricted cash by $2,000,000. Additionally, certain prior period financial statement amounts been reclassified to conform to the current period presentation. We have also revised classification of certain cash flow statement items for the period ended December 31, 2015 which reduced cash used in operating activity by $1,797,428, from $17,881,834 to $16,084,406, and decreased cash provided by financing activities by $1,797,428, from $8,028,166 to $6,230,738.

Reclassifications

Amounts have been adjusted to conform to FASB ASU 2016-18 (see Note 2 – Summary of Significant Accounting Policies - Recently issued accounting standards). Additionally, certain prior period financial statement amounts been reclassified to conform to the current period presentation. We have also revised classification of certain cash flow statement items for the period ended December 31, 2015 which reduced cash used in operating activity by $1,797,428, from $17,881,834 to $16,084,406, and decreased cash provided by financing activities by $1,797,428, from $8,028,166 to $6,230,738.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We will file income tax returns in the U.S. federal jurisdiction and in Hawaii. We did not have any uncertain tax positions at December 31, and March 31, 2016.

Our policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. We have not accrued any amounts for the payment of interest or penalties related to any uncertain tax positions at December 31, and March 31, 2016, as our review of such positions indicated that such potential positions were minimal. We are subject to the examination of our tax returns by tax authorities beginning April 1, 2012.

Fair Value Disclosures

The carrying amounts of cash, restricted cash and trade payables approximate their fair values due to their short-term nature. The fair value of our borrowing approximate their carrying value based on our current incremental borrowing rates for similar types of borrowing arrangements.

Concentrations and other risks

Financial instruments that potentially subject us to concentration of credit risk consist of cash and restricted cash. Cash is held in financial institution. Restricted cash consists of $2,000,000 and $2,085,000 at December 31, and March 31, 2016, respectively. At December 31 and March 31, 2016, $1,750,000 and $2,310,731, respectively, was held in accounts not covered by FDIC insurance.

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

We have entered into cost plus contracts with a guaranteed maximum price with a contractor to complete certain phases of the infrastructure of Phase 1 of the Villages. We have not obtained a performance bond from the contractor. Should the contractor fail to complete its contract we may encounter delays or cost increases which could negatively impact our ability to complete the construction, as well as the profitability, of the Phase 1 of the project.

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

The FASB issued Accounting Standards Update No. 2016-18 “Statement of Cash Flows (Topic 230) Restricted Cash” which provides specific guidance on the classification of restricted cash. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and any amendments must be adopted in the same period. We implemented early adoption of this amendment to our consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $45,356,712 at December 31, 2016 in addition to a significant amount of debt that is currently in default. These factors raise substantial doubt about our ability to continue to operate in the normal course of business as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of the Villages project. Management’s plan in order to meet our operating cash flow requirements includes financing activities such as private issuances of debt, equity financing and the continued establishment of strategic relationships which we expect will lead to the completion of our revenue opportunities. We are exploring alternative financing to refinance debt that are currently in default.

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

Note 4. Related Parties and Transactions

The RJW/LLW Irrevocable Family Trust is the Company’s controlling shareholder and its principal beneficiary, Robert Wessels (“Wessels”), serves as the Company’s CEO. Wessels has provided personal guarantees on certain notes of the Company with an outstanding balance of approximately $9,500,000 and $8,300,000 at December 31 and March 31, 2016, respectively. From time to time Wessels has advanced funds to the Company. Such advances are repaid with an 8% interest rate beginning April 1, 2016, are due on demand and are unsecured. The principal balance owed on the note was of $2,675,979 and $2,590,518 as of December 31, and March 31, 2016, respectively. As of December 31, 2016, interest due on the principal balance was $148,700. Additionally, Wessels has personally indemnified certain sub-contractors for outstanding amounts owed by the contractors. Such amounts are not material at December 31, and March 31, 2016.

Capital Asia Group Pte Ltd ("CAG") has the sole and exclusive rights to provide marketing and sales of the Company’s ULFs in Asia and Australia. This agreement is with DW and relates to the entire Villages project. A company controlled by the president of CAG holds a 1% interest in DW. In September 2012, the president of CAG loaned the Company $2,000,000. The note bears interest at 8%, is unsecured and is due upon the earlier of: (1) the Company receiving funding from certain loans, (2) when sufficient proceeds have been obtained on townhouse closings or (3) October 31, 2014, the maturity of the note. We were unable to repay the note prior to its due date of October 31, 2014, and the note continues to accrue interest. The principal balance owed on the note was $2,000,000 as of December 31, and March 31, 2016. Interest due on the principal balance was $725,778 and $605,778 as of December 31, and March 31, 2016, respectively. No commissions were paid to CAG for the three and nine months ended December 31, 2016 and 2015.

Richard P. Bernstein serves as secretary, is a director and shareholder of the Company, and also serves as our legal counsel. His firm, Law Offices of Richard P. Bernstein, has incurred legal fees associated with his services. For the three months ended December 31, 2016 and 2015, fees from this individual were $22,217 and $17,537, respectively. For the nine months ended December 31, 2016 and 2015, fees from this individual were $55,887 and $155,463, respectively. As reflected in accounts payable, we owed this individual $270,089 and $230,717 for the periods ended December 31 and March 31, 2016, respectively.

Following is a summary of note and advances from related parties, including accrued interest:

	December 31, 2016	March 31, 2016
Advances from CEO	$2,824,679	$2,590,518
Note Payable to CAG president	2,725,778	2,605,778
Total	$5,550,457	$5,196,296

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

	December 31, 2016	March 31, 2016
Land acquisition	$30,304,277	$30,304,277
Planning, engineering and project management	1,237,184	1,184,268
Infrastructure improvements	16,495,561	15,356,590
Townhome construction	5,488,765	5,628,922
Capitalized interest, taxes and lease payments	11,517,293	8,902,594
Legal and other finance costs	2,528,047	2,468,205
Total Capitalized	$67,571,127	$63,844,856

We capitalized $2,267,197 in interest cost through March 31, 2011, during active development of the land and construction of the town homes. Interest costs from April 1, 2011 through March 31, 2015 were expensed due to a substantial reduction in construction activities. The reduction in activity relates to difficulties in gaining financing due to alleged zoning issues raised by the LUC. From the inception of the project through March 31, 2015, we expensed a total of $27,746,664 in interest costs including the amortization of loan costs. We resumed normal development activities from April 2015 through December 2016, and capitalized $2,513,699 and $2,523,408 for the nine months ended December 31, 2016, and December 31, 2015, respectively. Due to limited development activities and out current lack of funds to complete development, we did not capitalize any interest costs during the three months ended December 31, 2016.

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

Pursuant to the ULF arrangement, the Company is obligated to immediately pay to the Trust a one-time lump sum lease payment of $500 within 90 days of purchase of ULF and an additional $12,000 upon the sale of the townhouse or lot. All lease payments have been made to investors totaling $2,299,500 through December 31, 2016. As a result of construction delays during the course of the zoning litigation, the Company has not paid the $12,000 at or prior to the end of 30 months from the date of the transfer of the deed. Accordingly, the Company has accrued a penalty interest of 1% per month is due on the $9,600 original investment as required. Additionally, the Company could be removed as developer of Trust No. 1 of the Project 32 months after the last deed was delivered to the Trust. As of December 31, 2016, the last deed was delivered to the Trust on October 1, 2012. No additional deeds were to be transferred to the Trust, and as such, the Company could be removed as developer of Trust No. 1 of the Project effective April 2016. The Company has not received any notices from the Trust and does not expect to be removed as the developer. Additionally, all deeds were contributed to Trust No. 2 in November 2015.

We accrete interest on the ULF proceeds over a 32-month period. If we repurchase the ULF before the 32-month period has expired, the full accreted interest for the 32-month period must be paid. ULF financial activity and position is summarized as follows:

	Nine Months Ended December 31,
	2016	2015
Accreted Interest	$1,910,782	$1,905,403

	December 31, 2016	March 31, 2016
ULF Principal	$27,371,376	$27,541,672
ULF Interest	13,579,283	11,668,502
Un-Accreted Interest	—	2,131

Certain ULF contracts totaling $2,496,000 at December 31, and March 31, 2016 provide for us to repay the ULF holders in Singapore dollars. Based on applicable foreign exchange rates, gains of $170,296 and $69,640 were recorded for the nine months ended December 31, 2016 and 2015, respectively.

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

	December 31, 2016	March 31, 2016
Contracts payable to land trust	$63,108,459	$61,367,974
Beneficial interest held	(22,157,800)	(22,157,800)
Contracts payable to land trust, net	$40,950,659	$39,210,174

Note 7. Net Loss per Share

There were no dilutive shares because there were no warrants or share-based awards outstanding at December 31, 2016 and 2015.

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

Short-Term Debt

We have mutually agreed with American Savings Bank, F.S.B. to extend the Loan Purchase Agreement to May 15, 2017 for an extension fee which was paid on October 31, 2016. The extension also includes monthly installments that will be applied to the balance of the loan purchase. $500,000 of the purchase agreement was removed from the condensed consolidated financial statements as of June 30, 2016 because we were in default of the original payment terms. The $500,000 has been included in the December 31, 2016 consolidated financial statements as an increase in other assets due to the renegotiation.

On July 24, 2015, we executed and closed on a two-year $12,000,000 construction loan with Romspen Investment Corporation, with the net proceeds available for operations and project development. The loan is secured by the Company’s interest in a portion of Phase 1 (parcel D-1-B-2), bears interest at 12.5% per annum, payable monthly, and required advance fees of $712,112 upon the first draw. The loan requires an interest reserve of $1,250,000 to be held by the lender. The loan is personally guaranteed by the Company's CEO. See note 10 - Subsequent Events regarding written notice of default.

On November 12, 2015, we executed a one-year $6,000,000 land loan with Libo Zhang, a Chinese national, with the net proceeds made available for the purchase of the 1,011 residential acres acquired from Bridge. The loan is secured by a portion of Phase 1 (parcel D-1-B-1), bears interest at 12% per annum and matured on November 12, 2016. DW transferred 33,091 (23,091 and 10,000 shares in January 2016 and May 2016, respectively) of its shares in the Company to the lender as additional security to this loan. We have recorded this consideration as an additional debt discount of $455,001 based on the number of shares transferred at the per share offering price of $13.75 as listed in our withdrawn registration statement. Interest of $720,000 was withheld by the lender from the gross proceeds at funding. We were in default of the loan for failure to make the required principal payment as of November 12, 2016. See Note 9 – Legal Proceedings for pending litigation.

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

In June 2016, we executed a maximum borrowing of $400,000 temporary bridge working capital note with Adriatic Ventures LLC. The note was reduced to $163,500, bears a 7% annual interest rate, requires a 3% loan fee for each advance against the note, and is due the earlier of March 1, 2017, or the date of the closing of a firmly underwritten public offering, as amended in October 2016. The note is personally guaranteed by the Company’s CEO.

During the period, we executed one commercial premium finance agreement for an insurance policy with a maturity of less than one year.

Following is a summary of the principal due and associated unamortized discount and debt issuance costs on short-term debt:

	December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Short-Term Debt
Romspen Investment Corporation, 12.5% interest, secured loan due July 2017	$9,624,181	$282,618	$9,341,563
Libo Zhang, 12% interest, secured loan, due November 2016	6,000,000	—	6,000,000
American Savings Bank, non-interest bearing loan purchase agreement, due May 2017	490,000	—	490,000
Bridge Aina Le'a, LLC, 24% interest, secured loan, due November 2018	14,000,000	23,420	13,976,580
Adriatic Ventures LLC, 7% interest, unsecured note, due March 2017	163,500	—	163,500
First Insurance Funding/IPFS Corporation, 6.8% and 7.049% interest, due August 2017 and July 2017	26,010	—	26,010
Total	$30,303,691	$306,038	$29,997,653

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Short-Term Debt
Libo Zhang, 12% interest, secured loan, due November 2016	$6,000,000	$921,177	$5,078,823
American Savings Bank, non-interest bearing loan purchase agreement, due August 2016	200,000	—	200,000
Bridge Aina Le'a, LLC, 12% interest, secured loan, due November 2018	14,000,000	32,836	13,967,164
Whales Point Fund LLP, non-interest bearing loan	350,000	—	350,000
First Insurance Funding, 6.75%/6.699% interest, due September 2016 and January 2017	16,492	—	16,492
Total	$20,566,492	$954,013	$19,612,479

Long-Term Debt

We closed on a portion of the 6% interest, five-year $34,000,000 term loan with Whales Point Fund LLP on December 31, 2016, which will be funded by the EB-5 investor program. The loan will be secured by a portion of Phase 1 (parcel D-1-B-2). Interest on advanced funds is due and payable quarterly. We were in violation of certain financial covenants of the Whales Point Fund loan agreement as of December 31, 2016. In February 2017, we entered into waivers with the lender which waived certain financial covenants until the commencement of sales. The waivers also include a change in the interest term, where the interest will accrue on funds advanced until the maturity date of the loan.

Following is a summary of the principal due and associated unamortized discount and debt issuance costs on long-term debt:

	December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
Whales Point Fund LLP, 6% interest, due September 30, 2021	$1,000,000	$2,377	$997,623

	March 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Long-Term Debt
Romspen Investment Corporation, 12.5% interest, secured loan due July 2017	$7,863,125	$614,334	$7,248,792

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

Libo Zhang, an individual v. Aina Le’a, Inc., et al

On November 12, 2015, we executed a one-year $6,000,000 land loan with Libo Zhang, a Chinese national, with the net proceeds made available for the purchase of the 1,011 residential acres acquired from Bridge, as discussed in Note 8 – Financing Activities, Short-Term Debt. We were in default of the loan for failure to make the required principal payment as of November 12, 2016. The lender commenced legal action against us to foreclose on the collateral and recover the amounts due on December 30, 2016. We were served legal action documents on January 19, 2017 and have retained legal counsel. We have an extension until February 28, 2017 to file a response.

In addition to the above, from time to time, we may be involved in various legal actions in the ordinary course of our business.

Note 10 – Subsequent Events

On February 16, 2017, we received a written notice of default (the “Notice”) from Romspen Investment Corporation, with respect to the $12,000,000 construction loan agreement. The Notice alleges that we breached certain covenants relating to the completion of construction, maintenance of sufficient funds and to keep the loan in balance, incurrence of debt and failure to obtain a final map from the County of Hawaii. The Notice states that Romspen Investment Corporation may enforce its rights under the loan agreement if any such alleged breaches remain uncured.

On December 19, 2016, Origo Acquisition Corporation, a Cayman Islands company (“Origo”), entered into a Merger Agreement (the “Merger Agreement”) with Aina Le’a Inc., a Delaware corporation (“Aina Le’a”), Aina Le’a Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Aina Le’a (“Merger Sub”), and Jose Aldeanueva, in the capacity as the representative for the stockholders of Origo and their successors and assign (the “OAC Representative”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Origo will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). On February 17, 2016, the Company was informed by Origo of possible defaults under the Merger Agreement and the Company has 30 days upon receipt of the default notice to cure such defaults.

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

This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “Aina Le’a,” “our Company,” “we,” “us,” “our,” and similar names refer to Aina Le’a, Inc. and its subsidiaries.

Overview and Recent Developments

Aina Le’a, Inc. is in the business of acquiring and developing land for residential and commercial development. Our mission is to build the finest integrated communities for high growth local economies.

Our initial project, known as the Villages of Aina Le’a (the “Villages”), consists of approximately 1,099 acres of land located on the Kohala Coast on Hawaii Island in the state of Hawaii. Our plans for the Villages include approximately 2,300 residential homes, an exclusive lodge and a 440,000 square foot mixed use commercial center complete with medical facilities. The first phase of the Villages is a 61.4-acre land parcel (“Phase 1”), which consists of 38 acres, on which we are constructing 384 town homes (“Lulana Gardens”) and 48 villas (“Whale’s Point”) and of 23 acres, where 70 single-family residential lots (“Ho’olei Village”) are for sale. As of the date of this report, we have developed substantial infrastructure and commenced construction of 64 town homes. We have begun development activity on the additional 1,011 acres surrounding Phase 1. The 1,011 acres will be developed for 1,807 luxury home lots. We have an option to acquire an additional 27 acres of adjacent commercial property.

Our principal executive offices are located at 69-201 Waikoloa Beach Drive, #2617, Waikoloa, Hawaii 96738-5815, and our telephone number is (808) 886-1702. Our website is www.ainaleahi.com.

On December 19, 2016, we entered into a Merger Agreement (the “Merger Agreement”) with Origo Acquisitions Corporation (“OAC”), a Cayman Islands corporation, Aina Le’a Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Aina Le’a (“Merger Sub”), and Jose Aldeanueva, in the capacity as the representative for the OAC stockholders and their successors and assign (the “OAC Representative). See Note 10 – Subsequent Events

Our Initial Project—The Villages of Aina Le’a

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

We completed the installment purchase of the 1,072 acres of residential property on November 17, 2015. We paid $24,000,000 for the remaining 1,011 acres with cash at closing of $10,000,000 and we issued a three-year, 12% interest note to Bridge for the remaining $14,000,000, due at maturity. We have an option to purchase the adjacent 27 acres of commercial zone property on or before November 17, 2018. We have made deposits for certain identified infrastructure improvements to the acreage, including a $2,000,000 deposit for development and construction of a road/intersection at Queen Kaahumanu Highway.

From 2009 through December 31, 2016, we raised approximately $44,000,000 (before fees and commissions) in financing for the development of Phase 1 from the sale of Undivided Land Fractions (“ULFs”) to over 1,000 investors from Singapore, Malaysia, Hong Kong, Japan, Australia, and Indonesia. The proceeds were used to acquire and fund the development of Phase 1.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Report have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities.

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

Results of Operations

We are in the construction and development stage of Phase 1 of our initial project and the development planning stage of the additional 1,011 acres, the Villages at Aina Le’a, and as such, has recorded no operating revenues to date. Construction activity on the Villages project was substantially delayed from April 2011 until March 2015 due to difficulties in securing financing as a result of zoning challenges by the Hawaii Land Use Commission. After a favorable final judgment, we have secured the financing to resume construction activities and have determined that capitalization of interest cost was appropriate beginning April 1, 2015. Due to limited development activities and our current lack of funds to complete development, we did not capitalize any interest costs during the three months ended December 31, 2016.

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

The following summarizes the results of our operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Percent change
	2016	2015

Revenue	$—	$—	—
Total operating expenses	495,255	629,542	-21%
Interest expense	2,527,753	159,385	1486%
Equity investment loss	—	—	NA
Foreign exchange (gain) loss	(151,506)	16,916	-996%
Net loss	$2,871,502	$805,843	256%

Our net loss increased by $2,065,659 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015, primarily due to increase non-capitalized interest expense, offset by the foreign exchange gains.

The following summarizes the results of our operations for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,		Percent change
	2016	2015

Revenue	$—	$—	—
Total operating expenses	2,293,481	1,486,825	54%
Interest expense	4,717,404	441,441	969%
Equity investment loss	1,854	—	NA
Foreign exchange gain	(170,296)	(69,640)	145%
Net loss	$6,842,443	$1,858,626	268%

Our net loss increased by $4,983,817 for the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, primarily due to increase interest expense and the write off of previously capitalized IPO costs for our withdrawn registration statement, offset by the foreign exchange gains.

Revenues

We have no revenues for the periods ended December 31, 2016 and 2015.

Expenses

The following summarizes our operating expenses for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Percent change
	2016	2015
Operating expenses
Accounting and audit fees	$18,844	$53,545	-65%
Legal and professional fees	132,003	167,831	-21%
IPO Expense	21,642	—	NA
Management and consulting expenses	23,500	41,000	-43%
Insurance expense	30,734	69,939	-56%
Franchise tax and licenses	54,461	25,801	111%
Marketing costs	38,173	12,925	195%
Rent expenses	17,993	14,889	21%
Travel expense	12,342	19,364	-36%
Payroll and payroll related expenses	135,947	137,747	-1%
Other miscellaneous expenses	9,616	86,501	-88%
Total operating expenses	$495,255	$629,542	-32%

The following summarizes our operating expenses for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,		Percent change
	2016	2015
Operating expenses
Accounting and audit fees	$84,844	$184,591	-54%
Legal and professional fees	301,518	339,588	-11%
IPO expense	929,349	—	NA
Management and consulting expenses	118,761	193,601	-39%
Insurance expense	160,253	139,288	15%
Franchise tax and licenses	165,986	159,668	4%
Marketing costs	45,028	101,844	-56%
Rent expenses	53,961	46,748	15%
Travel expense	18,614	91,950	-80%
Payroll and payroll related expenses	380,618	180,774	111%
Other miscellaneous expenses	34,549	48,773	-29%
Total operating expenses	$2,293,481	$1,486,825	54%

Liquidity and Capital Resources

Working Capital

	December 31, 2016	March 31, 2016	Percent change

Current assets	$226,597	$1,976,887	-89%
Current liabilities	68,507,967	54,818,376	25%
Working capital deficit	$(68,281,370)	$(52,841,489)	29%

Cash Flows

	Nine Months Ended December 31,		Percent change
	2016	2015
Net cash used in operating activities	$(3,227,506)	$(16,084,406)	-80%
Net cash provided by financing activities	2,373,465	6,230,738	-62%
Net decrease in cash and cash equivalents	$(854,041)	$(9,853,668)	-91%

As of December 31, 2016, we had $2,054,114 in cash and restricted cash, which is being used to fund ongoing operations and development for the Villages project, of which $2,000,000 is restricted cash held in escrow for road/intersection costs as of December 31 and March 31, 2016.

Our total liabilities increased $9,178,908 from March 31, 2016 primarily due to increased debt and accrued interest costs associated with additional cost incurred for the real estate project in development.

Our net working capital deficit increased by $15,439,881 compared with March 31, 2016 primarily due to the reclassification of long-term to short-term debt of $9,341,563 associated with the maturity of the loan, renegotiation of short-term debt of $350,000 to long-term, net decrease in debt issuance cost of $647,975, increases in accounts payable and accrued liabilities of $2,950,256, increase in related party notes of $354,161, increase in short-term debt $123,018 and decreases in cash and restricted cash and prepaid expenses of $1,750,290.

We had $29,997,653 in short-term financing and $997,623 in long-term financing (see Note 8 to the consolidated unaudited financial statements). We also had $40,950,659 in contracts payable to the ULF investors, of which $26,171,600 is reported as a current liability, and will be paid as the town homes are sold (see Note 6 of the consolidated unaudited financial statements).

Cash used by operating activities decreased by $12,856,900 for the nine months ended December 31, 2015 to the nine months ended December 31, 2016, primarily due to a net decrease in cash from the changes in working capital expended on the project, which is driven by accounts payable and other current and non-current assets and other current liabilities. Partially offsetting these uses of cash was non-cash items, including non-cash capitalized interest costs.

We used no cash for investing activities in 2016 or 2015.

Cash provided by financing activities decreased by $3,857,273 from the nine months ended December 31, 2015, to the nine months ended December 31, 2016, primarily due to a net decrease in debt used to finance the project under development partially offset by repayments of short-term debt and fees paid associated with the withdrawn initial public offering.

In June 2016, we executed and closed on a temporary bridge financing promissory note to fund operations with a maximum of $400,000. The note matures at the earlier of March 1, 2017 or the date of the closing of a firmly written public offering, as amended. The unpaid principal balance bears a 7% annual interest rate and a lender fee of 3% for each advance against the loan. We received one advance of $150,000 on June 29, 2016, accrued a $4,500 loan fee and two loan extension fees for $4,500 each.

We received additional advances in April 2016 of $350,000 and in September 2016 of $300,000 for project expenditures related to the EB-5 investor program. We closed on a portion of the $34,000,000 term loan with Whales Point Fund LLP on December 31, 2016 which will be funded by the EB-5 investors (see Note 8 of the consolidated unaudited financial statements).

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

On February 16, 2017, we received a written notice of default (the “Notice”) from Romspen Investment Corporation, with respect to the $12,000,000 construction loan agreement. The Notice alleges that we breached certain covenants relating to the completion of construction, maintenance of sufficient funds and to keep the loan in balance, incurrence of debt and failure to obtain a final map from the County of Hawaii. The Notice states that Romspen Investment Corporation may enforce its rights under the loan agreement if any such alleged breaches remain uncured.

On December 19, 2016, Origo entered into a Merger Agreement with Aina Le’a Inc., Aina Le’a Merger Sub, Inc., and the OAC Representative. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement, Origo will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity. On February 17, 2016, the Company was informed by Origo of possible defaults under the Merger Agreement and the Company has 30 days upon receipt of the default notice to cure such defaults.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained losses and experienced negative cash flows from operations since inception, and have an accumulated deficit of $45,356,712 at December 31, 2016 also we have significant amount of debt which are currently in default. These factors raise substantial doubt about our ability to continue to operate in the normal course of business as a going concern. We have funded our activities to date almost exclusively from equity and debt financings.

We will continue to require substantial funds to continue development of the Villages project. Management’s plan in order to meet our operating cash flow requirements includes financing activities such as private issuances of debt, equity financing and the continued establishment of strategic relationships which we expect will lead to the completion of our revenue opportunities. We are exploring alternative financing to refinance debt that are currently in default.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no significant changes made to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at the reasonable assurance level.

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

Libo Zhang, an individual v. Aina Le’a, Inc., et al

We were in default of the $6,000,000 land loan to Libo Zhang, a Chinese National, for failure to make the required principal payment as of November 12, 2016. The loan is secured by a 23-acre portion of Phase 1 (parcel D-1-B-1). The lender commenced legal action against us to foreclose on the collateral and recover the amounts due on December 30, 2016. We were served legal action documents on January 19, 2017 and have retained legal counsel. We have an extension until February 28, 2017 to file a response.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

See Item 1. Note 8 – Financing Activities to our unaudited consolidated financial statements which is incorporated in this item by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15	Promissory note, dated June 29, 2016. (2)

10.16	Secured Promissory note, dated September 30, 2016. (3)

10.17	Forbearance Agreement, dated October 11, 2016. (3)

10.18	Amended and Restated Promissory note, dated October 12, 2016. (3)

10.19	Merger Agreement, dated December 19, 2016. (4)

10.20*	Amended and Restated Promissory note, dated January 18, 2017.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
(2)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2016
(3)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2016
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on December 23, 2016

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AINA LE’A, INC.

Date: February 21, 2017	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: February 21, 2017	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15	Promissory note, dated June 29, 2016. (2)

10.16	Secured Promissory note, dated September 30, 2016. (3)

10.17	Forbearance Agreement, dated October 11, 2016. (3)

10.18	Amended and Restated Promissory note, dated October 12, 2016. (3)

10.19	Merger Agreement, dated December 19, 2016. (4)

10.20*	Amended and Restated Promissory note, dated January 18, 2017.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
(2)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2016
(3)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2016
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on December 23, 2016

*	Filed herewith