Form 10-Q/A
period 2016-12-31
Aina Le'a Inc.
filed 2017-02-22
CIK 1554923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

Except for the matters described above, this Report does not modify or update disclosures in, or exhibits to, the Form 10-Q. This Report speaks as of the original filing date and does not reflect events that may have occurred subsequent to the original filing date.

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

AINA LE’A, INC.

Date: February 22, 2017	By:	/s/ Robert J. Wessels
Name: Robert J. Wessels Title: President and Chief Executive Officer

Date: February 22, 2017	By:	/s/ Mark E. Jackson
Name: Mark E. Jackson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Aina Le'a, Inc. (1)

3.2	Amended and Restated Bylaws of Aina Le'a, Inc. (1)

10.15	Promissory note, dated June 29, 2016. (2)

10.16	Secured Promissory note, dated September 30, 2016. (3)

10.17	Forbearance Agreement, dated October 11, 2016. (3)

10.18	Amended and Restated Promissory note, dated October 12, 2016. (3)

10.19	Merger Agreement, dated December 19, 2016. (4)

10.20*	Amended and Restated Promissory note, dated January 18, 2017.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2016.
(2)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2016
(3)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2016
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission (the “Commission”) on December 23, 2016

*	Filed herewith